Form 10-K
period 1998-03-31
URSUS TELECOM CORP
filed 1998-07-14
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER: 333-46197
                          ----------------------------
                            URSUS TELECOM CORPORATION
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                65-0398306
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


        440 SAWGRASS CORPORATE PARKWAY, SUITE 112, SUNRISE, FLORIDA 33325
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 846-7887

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                            NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS:                   ON WHICH REGISTERED:

     Common Stock, $.01 par                 Nasdaq National Market
       value

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 1998, was $12,750,000 (based on the last trade on June 30, 1998 at $8.50 per share). As of June 30, 1998, there were 1,000 shares of Series A Preferred Stock, $.01 par value per share, issued and outstanding, and 6,500,000 shares of common stock, $.01 par value per share ("Common Stock"), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

                           URSUS TELECOM CORPORATION

                                TABLE OF CONTENTS

                                     PART I

Item 1. Business.......................................................1

Item 2. Properties....................................................26

Item 3. Legal Proceedings.............................................26

Item 4. Submission of Matters to a Vote of Security Holders...........26

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters...........................................26

Item 6. Selected Consolidated Financial Data..........................29

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................29

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...40

Item 8.  Financial Statements and Supplementary Data..................40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................40

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........41

Item 11. Executive Compensation.......................................43

Item 12. Security Ownership of Certain Beneficial Owners and
         Management...................................................44

Item 13. Certain Relationships and Related Transactions...............45

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K......................................................46

Glossary of Terms......................................................47

                                     PART I


     REFERENCE IS MADE TO THE GLOSSARY COMMENCING ON PAGE 47, OF THIS REPORT FOR DEFINITIONS OF TERMS USED IN THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS AND ELSEWHERE IN THIS REPORT.

     WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS, AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING RESULTS, AND FINANCIAL POSITION. PERSONS REVIEWING THIS REPORT ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS ARE DISCUSSED UNDER THE HEADINGS "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND ALSO INCLUDE GENERAL ECONOMIC FACTORS AND CONDITIONS THAT MAY DIRECTLY OR INDIRECTLY IMPACT THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

ITEM 1.   BUSINESS

GENERAL

     Ursus Telecom Corporation ("Ursus" or the "Company") is an international telecommunications company that exploits favorable market niches by providing competitive and technologically advanced telecommunications services. The Company focuses on small-and medium-sized businesses located in emerging or deregulating markets, including South Africa, Latin America, the Middle East (primarily Lebanon and Egypt), Russia and France. The Company serves these markets through a network of independent exclusive agents. The Company believes that it derives a significant competitive advantage from this exclusive agent network. Each agent provides marketing, customer support, billing and collections, in local language and time, utilizing a proprietary turn-key agency support system developed and provided by the Company. Each agent is supplied near real time data for customer management, usage analysis, and billing from the Company's local and wide area network. Through its agent network, the Company develops and maintains close relationships with vendors of telephone systems such as Siemens, Plessey and Alcatel in key markets in order to promote the Ursus line of telecommunications services, allowing the Company to offer competitively priced and value added services that compare favorably to the pricing and service offerings of the ITOs.

     Ursus has traditionally entered a particular market using call reorigination, a system that provides the Company's overseas customers the opportunity to access a U.S.-based switching center by means of a manual or transparent automated dialing procedure, or other methods that provide a U.S. dial tone to its foreign customers. Call reorigination provides a customer with the convenience and rate economies provided by a U.S. dial tone, as opposed to locally imposed international rates, which may be substantially higher. The Company derives approximately 76% of its revenues from call reorigination. In order to remain price competitive and to mitigate the high proportion of variable costs per minute associated with call reorigination, the Company plans to expand its direct access services by locating switching platforms at network centers of major telecommunications providers, such as MCI WorldCom, Cable and Wireless and France Telecom, and by deploying smaller network access nodes in less populated service areas. This network topology, which the Company will first use in France, provides subscribers with direct access service for voice and fax. Ultimately, where regulatory conditions are favorable and calling volumes are adequate to cover the associated fixed costs, the Company intends to migrate some of its customers from call reorigination to direct access service.

     Ursus plans to expand by increasing sales to existing customers; by expanding the business generated by its existing agents; by selling wholesale services to other carriers; and through selected acquisitions. The Company believes that its proprietary enterprise software system provides an efficient infrastructure for back room processing, thereby giving it a strategic advantage over its competitors. The Company's computerized back office systems handle traditionally labor intensive processing tasks such as call rating, customer registration, billing and network management with a high degree of efficiency and short turn-around time. Management believes that these efficiencies would facilitate the rapid and economical consolidation of acquired competitors.

     The Company operates the Network (as defined) from its technical facilities in Sunrise, Florida, using a hybrid network of Internet, Intranet and circuit based facilities, and plans to expand its primary digital switching platform and secondary network access nodes, thereby expanding its services in a reliable, flexible and cost effective manner. The Company also plans to exploit its market penetration and technological sophistication through the application of IP telephony technology, particularly for fax transmissions. Faxing represents a large portion of the overall international telecommunications business, and IP faxing offers significant cost savings and favorable regulatory treatment. IP telephony technology creates the opportunity to bypass the switched telephone network by using cost-effective packet switched networks such as private Intranets and/or the public Internet for the delivery of fax and voice communications. To exploit these opportunities and to further reduce its costs, the Company plans to use a portion of the proceeds from its initial public offering which was consummated on May 18, 1998 (the "Public Offering") to establish a hybrid network for IP fax and voice services. The Company believes that this application could increase the gross margins of its existing and future retail business and allow it to accelerate its growth strategy.

     The Company expects that call reorigination will continue to serve as a low cost and profitable method of opening new markets and expects to continue this method of business development in certain regulated markets in Africa, the Middle East, Europe and Asia. Reoriginating a U.S. dialtone requires little investment in equipment and limited capital deployment in a foreign territory, thus allowing the Company to develop a customer base by effectively exploiting the difference between the local IDD rate and the generally more favorable rates the Company enjoys in the U.S. The Company has successfully used this strategy to develop foreign markets and has thereby created a revenue stream with little more than marketing and incremental call costs. In addition, using IP telephony technology, concurrently with call reorigination, could significantly improve the profitability of this business segment, without requiring the substantial investments in switches of a direct access network. Accordingly, the Company's strategy is to deploy IP telephony technology where feasible in order to create a hybrid network capable of carrying significant amounts of customer traffic on a low cost platform with a modest initial capital investment. This strategy mitigates the risk that the Company will not attain, in some of its markets, the critical mass of business required to amortize the fixed costs of a direct access network and affords the Company the opportunity to develop a market with a relatively small financial risk.

     In summary, the Company intends to become a significant provider of international telecommunications services within the emerging and deregulating markets. The Company intends to maximize its profit potential by leveraging its existing infrastructure, market penetration, expanding customer base and growing U.S. wholesale business. By using its independent agent network, efficient back office systems, and favorable vendor relationships with some of the major U.S. telecommunications carriers, the Company believes it can gain strategic advantages while capitalizing on the opportunities presented by deregulation and technological advances in the global telecommunications industry.

     Ursus provides an array of basic and value added services to its customers, which include:

         -   long distance international telephone services

         -   direct dial access for corporate customers

         -   dedicated access for high volume users

         -   calling cards

         -   abbreviated dialing

         -   international fax store and forward

         -   switched Internet services

         -   itemized and multicurrency billing

         -   follow me calling

         -   enhanced call management and reporting services

THE COMPANY'S SERVICES

     The Company's principal services include:

         - Ursus ComNet - enables virtual private network calling to members of a closed user group subject only to regulatory limitations.

         - Ursus ComPlus Gold - provides dedicated access via a leased line from the customer to the Ursus Telecom Network, permitting calling without dialing access or location codes.

         - Ursus ComPlus - provides a paid (local) access or toll-free number programmed to dial an existing phone number or system, generally in another country, without the need for special circuits or modifications. This service also provides "anywhere to anywhere" international call reorigination access through manual, automatic, X.25 or data network call reorigination. These services are also offered with ITFS access, subject to pricing considerations.

         - Ursus FaxNet - this service allows subscribers to send faxes to a local fax server which then uses the Internet and other proprietary data networks to route the fax to the most economical corresponding fax server for delivery. This technology promises to become a significant part of the overall Ursus Network and will be deployed in strategic cities throughout selected markets when trials are completed in the first quarter of the fiscal year ended March 31, 1999. The Company is currently deploying a network of Internet Fax Servers in several countries including Lebanon, Ecuador, Argentina and South Africa. Further deployments are expected by mid-to late fiscal year 1998 in certain other countries in Latin America, Africa, the Middle East and Europe.

         - Ursus ComPlus Travel - provides calling card access from over 56 countries utilizing the Company's ITFS numbers. In addition, the Company utilizes the USA DIRECT Home Country Direct numbers of AT&T from over 136 countries to provide a premium calling card service. By arrangement with AT&T, AT&T connects its USA DIRECT numbers via a code to the Ursus switch in Sunrise, Florida where the customer may dial over the Ursus Network while traveling.

THE NETWORK

     The Network uses a high capacity, programmable switching platform designed to deploy network-based intelligent services quickly and cost effectively. The switches are modular and scaleable and incorporate advanced technologies such as hierarchical call control and network management software. This type of switches can also provide a bridge between various protocols and standards. As the Network continues to evolve, the installed base of switches could be upgraded easily to create a cost-effective, scaleable switching point in a software intelligence-based network. The Network's "intelligent switches" incorporate proprietary software to achieve least cost routing ("LCR"), the process by which the Company optimizes the routing of calls over the Network to every directly dialable country in the world. LCR allows calls that are not routed over the Network to be routed directly from the Company's switch through the infrastructure of contracting carriers to their destinations at the lowest available rates. These switching capabilities also enable the Company to efficiently perform billing functions and account activation and to provide value-added services. The Company relies upon Symmetrical Optical Network ("SONET") fiber optic facilities to multiple carriers to provide redundancy in the event of technical difficulties in the Network. The Company maintains redundant switching facilities in Sunrise, Florida to provide protection for its switching operations. The Company's strategy is to monitor its anticipated traffic volume on a regular basis and to increase carrier trunking capacity before reaching the capacity limitations of such circuits.

     The Company's customers access its services either through "dial up access" or "direct access." Dial up access is obtained via: (i) paid access, which requires the customer to pay the local PTO for the cost of a local call, where appropriate, in order to access the Company's services ; (ii) call reorigination, which enables the customer to receive a return call providing a dial tone originated from the Company's Sunrise, Florida switching center by ITFS; (iii) Home Country Direct, which accesses the Sunrise, Florida switching center by direct dial; or (iv) Dedicated Access (Direct Access) from wholesale carrier customers in North America. Direct access allows accessing a network by using a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include simplified premises-to-anywhere calling, faster call set-up times and potentially lower access and transmission costs, provided there is an adequate level of traffic over the circuit to generate economies of scale.

     To reduce the variable telecommunications costs and improve usage, the Company is, where regulations permit, in the process of changing its customer base from call reorigination and ITFS access to paid access, and, ultimately to direct access. Until regulations permit, all customers outside of the Europe/Russia area are expected to continue to access the Company's services through call reorigination or ITFS numbers. The exception to this rule is the Bahamas, where the Company's subscriber base utilizes a Home Country Direct number provided by Batelco, the local Bahamian PTO, under a bilateral correspondent agreement.

     Currently, the Company's Network is primarily used to originate and terminate international long distance traffic for its own subscribed customer base. The Company intends to further leverage its Network and foreign presence to take advantage of anticipated settlement agreement obsolescence by offering other carriers and ITOs an alternative to the traditional settlement process for origination and termination of long distance traffic. This process is known as "Refiling." The FCC issued directives in December 1996 encouraging circumvention of settlements in the historic sense where possible. This change is likely to create new opportunities with ITO partners in emerging markets.

     The economic benefits to the Company of owning and operating its own direct access Network arise from reduced variable transmission costs. Calls not routed through the Network generate significantly higher variable costs because they are connected using relatively expensive ITFS numbers or call reorigination. In contrast, because the Network has significant fixed costs associated with its operations, consisting primarily of leased line rental charges, local connectivity and facility/network management costs, calls routed through the Network have lower variable costs than off-network traffic. However, for the foreseeable future, the Company will, for economic reasons, piggyback on the networks of major global operators. Consequently, it will only install its own fixed facilities when existing traffic on a carrier route is adequate to offset the costs of installation.

     The Company plans, however, to deploy a network of IP telephony fax servers in selected countries by the end of 1998. To avoid the high fixed costs of a switched telephone network the Company plans to develop a hybrid network of IP telephony technology for the delivery of fax and eventually voice transmissions.

TECHNOLOGY

     Deregulation of telecommunications markets throughout the world has coincided with substantial technological innovation. The proliferation of digital fiber-optic cable in and between major markets has significantly increased transmission capacity, speed and flexibility. Improvements in computer software and processing technology have enabled telecommunications providers to offer a broad range of enhanced voice and data services. Advances in technology also have created multiple ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and national toll-free access, direct digital access through a dedicated line, equal access through automated routing from the PSTN (as defined), IP telephony and call reorigination. The type of access offered depends on the proximity of switching facilities to the customer, customer needs, and the regulatory environment. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis. The most common form of traditional alternative international access, call reorigination, avoids high international rates offered by the ITO in a particular regulated country by providing a dial tone from a deregulated country, typically the United States. Technical innovations, ranging from inexpensive dialers to sophisticated in-country switching platforms, have enabled telecommunications carriers such as the Company to offer a "transparent" form of call reorigination, thereby avoiding complicated end-customer usage procedures. To place a call using traditional call reorigination, a user dials a unique phone number to an international carrier's switching center and then hangs up after it rings or alternatively, if using a transparent processing method, a dialer automatically performs these dialing functions. The user then receives an automated call reorigination providing a dial tone from the U.S., which enables the user to complete the call.

     The Company's research and development efforts have been nominal and have focused almost exclusively upon refining and upgrading its back office computer systems. The Company has neither the resources nor the expertise to derive any significant advantages from research or development into telecommunications equipment and prefers to use the equipment developed by others. By devoting its resources to its computer systems and back office procedures, the Company believes that it has developed an efficient and flexible operating system, minimized its payroll and maximized the efficiency of its back office operations. See "--Management Information Systems."

MANAGEMENT INFORMATION SYSTEMS

     The Company has made significant investments developing and implementing sophisticated information systems which enable the Company to: (i) monitor and respond to customer needs by developing new and customized services; (ii) manage LCR (as defined); (iii) provide customized billing information; (iv) provide high quality customer service; (v) detect and minimize fraud; (vi) verify payables to suppliers; and (vii) rapidly integrate new customers. The Company believes that its network intelligence, billing and financial reporting systems enhances its ability to competitively meet the increasingly complex and demanding requirements of the international long distance markets. The Company continuously provides enhancements and ongoing development to maintain its state of the art of its switching, billing and information service platforms.

     The Company currently has a turnaround time of approximately 24 hours for new account entry. The Company's billing system provides multi-currency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. Customers are provided with several payment options, including automated credit card processing and automated direct debiting.

     The Company has developed proprietary software to provide telecommunications services and render customer support. In contrast to most traditional telecommunications companies, the software used to support the Company's enterprise resides outside of the switches and "canned" closed systems and, therefore, does not currently rely on third party manufacturers for upgrades. The Company believes its software configuration facilitates the rapid development and deployment of new services and provides the Company with a competitive advantage. The Company's Sunrise, Florida central switch has a call detail recording function which enables the Company to: (i) achieve accurate and rapid collection of call records; (ii) detect fraud and unauthorized usage; and
(iii) permit rapid call detail record analysis and rating.

     The Company also uses its proprietary software in analyzing traffic patterns and determining network usage, busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to optimize LCR, which may result in call traffic being transmitted over the Company's transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the LCR system is designed to transmit the traffic over the next available least cost route.

     The Company develops its software in-house utilizing its own staff of programmers.

INTERNET PROTOCOL (IP) TELEPHONY

     Virtually all of today's voice and fax traffic is carried over the Public Switched Telephone Network ("PSTN"). Phone switches either owned by the ITOs or other enterprise common carriers and resellers allow ordinary telephones and fax machines to reach one another anywhere in the world. The advent of IP telephony has created the opportunity to bypass today's switched telephone network and use cost-effective packet switched networks (Intranet) and/or the public Internet for the delivery of voice and fax communications. Prior to 1995, the market for IP telephony products was virtually nonexistent. It was commonly believed that quality voice communications across the Internet/Intranet was impossible. This situation dramatically changed with the introduction of a new class of products which significantly enhanced voice transmissions over the Internet/Intranet. As a class of products, this is referred to as IP telephony. As companies realized that quality IP telephony communication was possible, they quickly joined the race to capitalize on the opportunity. Desktop software offering computer-to computer communication flourished due in part to the explosive growth of the Internet. The current generation of IP telephony applications allows users to make calls using a standard telephone and a centralized Internet/Intranet substituting for the PSTN. This centralized IP connection is accomplished via IP telephony gateway servers. The principle behind such a system is similar to IP telephony desktop applications, but rather than using the microphone and speakers connected to multimedia PCs, users speak into a standard telephone connected to a PBX (as defined). To place a call, the caller would dial the number of the party they are calling, just like making a call-through the PSTN. The PBX would then route the call-through the IP telephony gateway via a programmed trunk interface and the gateway contacts another gateway at the called site. Several companies have developed and are currently using this technology. Furthermore, developments in hardware, software and networks are expected to continue to improve the quality and viability of IP telephony. In time, packet-switched networks may become less expensive to operate than circuit-switched networks, primarily because carriers can compress voice traffic and thereby can place more calls on a single line.

AGREEMENTS WITH INDEPENDENT AGENTS

     From its inception in 1993 to the present, the Company's sales and marketing efforts have been primarily conducted through exclusive independent agents in each of its markets. Each of these independent agents operate in accordance with a model of practices and procedures developed by the Company, and settle all customer invoices (net of the agency's commission share) directly with the Company within a prescribed period, generally less than 40 days. The Company may reduce its reliance upon its existing independent agents by expanding its business through strategic acquisitions or may make equity investments in certain independent agents. In addition, the Company may in the future start to enroll non-exclusive independent agents to cover new territories.

     Each prospective agent is required to submit a business plan and demonstrate the financial resources and commitment required to carry out its marketing and customer service plan approved by the Company prior to its appointment. Each agent is licensed by and required to do business in the name of the Company and execute subscriber agreements with end users on behalf of and for the benefit of the Company.

     The Company knows of no competitor that operates in this manner and attributes this program with its successful market penetration, high degree of customer satisfaction and rapid collections cycle. Most of the costs of marketing, sales and customer service are paid from the commissions retained by each of the agents.

     The Company's agreements with its independent exclusive agents typically provide for a five-year term with an optional renewal for two additional terms of three years and a two-year non-compete clause effective upon termination of the agreement. Furthermore, the agreements require the agents to offer the Company's services at rates prescribed by the Company and to abide by the Company's marketing and sales policies and rules. Agent compensation is paid directly by the Company and is based exclusively upon payment for the Company's services by customer funds the agents obtain for the Company. The commission paid to agents ranges between 15 to 20% of revenues received by the Company and varies depending on individual contracts, the exclusivity of the agency and the type of service sold. Commissions are paid each month based on payments received during the prior month from receivables collected by the agent. Agents settle their accounts with the Company in U.S. Dollars and therefore bear the risk of fluctuations in the exchange rates between the local currency and the U.S. Dollar. Agents are held accountable for customer collections and are responsible for bad debt attributable to customers they enroll.

     In mid-1997 the Company initiated discussions with certain of its exclusive agents with regard to the acquisition of an equity interest in their agencies. The Company believes that it would be beneficial to have an ownership interest in its key marketing and customer service organizations while maintaining the benefits derived from the local expertise of the exclusive agent, as well as the productivity derived from local ownership and profit making. The Company believes that this strategy will provide the Company with the benefits derived from direct ownership of the local sales organization while retaining the benefits of the existing entrepreneurial structure. Other than with respect to pending agreements in France and South Africa, the Company has no agreement to purchase an interest in any of its agents. See "--Purchase of Equity Interest in South African Agent."

CUSTOMER BASE

     The Company's target customers are small and medium-sized businesses with significant international telephone usage (i.e., generally in excess of $500 in international phone calls per month). The Company also provides its services to a growing base of individual retail customers. The corporate market includes manufacturers, distributors, trading companies, financial institutions, and import-export companies, for which long distance telecommunications service represents a significant business expense, and such customers are therefore focused on value and quality. It is estimated that small and medium-sized businesses account for the majority of all businesses, and the Company believes that in most markets they account for a significant percentage of the international long distance traffic originated in those markets. For example, the EU estimates that in 1996 there were 15 million small and medium-sized businesses in the EU and that these businesses accounted for more than one half of all jobs in the EU in 1996, almost half of all business revenue and about $30 billion per year in total telecommunications revenue.

     The Company believes that small- and medium-sized businesses have generally been under served by the major global telecommunications carriers and the ITOs, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. The Company offers these small-and medium-sized companies significantly discounted international calling rates compared to the standard rates charged by the major carriers and ITOs.

     The Company also plans to offer international termination services to other carriers, including resellers, on a wholesale basis, as a "carriers' carrier." The Company's carrier customers as a group currently provide the Company with a relatively stable customer base and thereby assist the Company in projecting potential utilization of its network facilities. In addition, the potentially significant levels of traffic volume that could be generated by such carrier customers may enable the Company to obtain larger usage discounts based on potential volume commitments. The Company believes that revenues from its carrier customers will represent a growing portion of the Company's overall revenues in the future.

     The Company also targets residential customers with high international calling patterns such as ethnic communities and plans to increase the marketing of prepaid calling cards.

EXPANSION PLANS

     Pursuant to its formation of a joint venture with its French agents, the Company recently installed a switch in Paris with inter-connectivity to some of the major carriers operating in the Paris marketplace. During the next twelve months, the Company plans to install additional switches and POP's in Europe and upgrade its switch in,Florida in order to expand its accessibility outside of the switch locations.

     Expansion plans in Russia include the planned installation of a switch to service larger corporate customers that require direct connections to the Network via digital dedicated subscriber facilities. The switch will be integrated with the Company's existing facilities that currently back-haul all traffic originated on direct dial up access from Moscow to Sunrise, Florida.

     The Company expects to expand and proliferate its Network and its services on a more rapid basis by deploying additional switches and POPs and installing fixed facilities to interconnect POPs and nodes, in addition to deploying its IP telephony based fax and voice services.

     The Company intends to enter additional markets and expand its operations through acquisitions, joint ventures, strategic alliances and the establishment of new operations. The Company will consider acquisitions of certain competitors which have a high quality customer base and which would, upon consolidation with the Company's operations, become profitable. In addition the Company may acquire equity interests in its existing agents and may pursue partnership arrangements in emerging and maturing markets with existing sales organizations and other non-defined telecommunications entities.

PURCHASE OF EQUITY INTEREST IN SOUTH AFRICAN AGENT

     On August 12, 1997, the Company entered into an agreement with its largest independent agent, located in South Africa, to acquire an equity interest in the agent. The agreement provides for the Company to make deposits on the purchase price in an amount equal to 9% of the revenues that this agent generates for the Company for the period from August 1, 1997 through January 31, 1998. The percentage ownership in the agent that the Company will acquire will be based on a formula that values the agent at approximately six times its average monthly revenues for the months of October, November and December 1997. At March 31, 1998, deposits of approximately $377,000 have been made under this agreement and are included in other assets on the Company's balance sheet. Based on this valuation formula, the agent has been valued at approximately $4.4 million. Based on the revenues generated for the Company by the independent agent for the period from August 1, 1997 through January 31, 1998, the Company will purchase an equity interest of 8.59% in the agent for $377,141. However, the South African agent retains an option for a limited period of time to cancel the arrangement under certain circumstances provided the Agent reimburses in full the prepaid deposits made to the Agent by the Company.

FORMATION OF FRENCH SUBSIDIARY

     On November 20, 1997, the Company entered into a letter of intent with respect to a proposed joint venture with Central Call and Mondial Telecom, its French agents. Pursuant to the letter of intent, as amended, the Company organized Ursus Telecom France, a limited liability company, capitalized at FF50,000 or approximately $8,300. The Company holds 50% plus two shares of the Ursus Telecom France. The remaining shares are held equally by Central Call and Mondial Telecom. The results of Ursus Telecom France have been consolidated with those of the Company as a subsidiary.

     The letter of intent calls for the Company to pay within six months after the completion of the Public Offering, a cash sum that equals three and one-half times the average monthly retail traffic revenues contributed to the venture by Central Call and Mondial Telecom over the months of February, March and April 1998. This payment is considered an advance towards the share purchase program as described below. The letter of intent requires that Ursus Telecom France commence operations by January 31, 1998. Ursus Telecom France effectively commenced operations on March 1, 1998. The letter of intent was amended on April 17, 1998 to reflect the effective commencement of operations, and to adjust the valuation months to March, April and May, 1998.

     Central Call and Mondial Telecom have the right to require that the Company purchase the shares held in the joint venture by Central Call and Mondial Telecom in any one of the following three manners: (a) in three installments of 33.33% each on the first, second and third anniversary of the Company's Public Offering, (b) in two installments, the first of 66.66% on the second anniversary of the Company's Public Offering and the remaining 33.33% on the third anniversary or (c) in one installment on the third anniversary of the Company's Public Offering . A purchase of shares by the Company from Central Call or Mondial Telecom, if any, will be accounted for as a purchase.

     The valuation for these subsequent share purchases will depend on whether the Company pays in cash or issues its stock as payment. The cash purchase price would value the joint venture at 5.5 times average monthly retail revenues; and the stock price would be based on an enterprise value of eight times average monthly retail revenues. These enterprise values would be multiplied by the percentage interest being acquired to determine the purchase price. The Company reserves the option to choose among one of the two available payment and valuation methods after consultation with Central Call and Mondial Telecom.

                         FACTORS AFFECTING THE COMPANY'S
              BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

     IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-K, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

OPERATING RISKS

     Historically, the Company has derived a significant portion of its revenues by providing call reorigination services. The Company believes that as deregulation occurs and competition increases in certain international markets, the pricing advantage of call reorigination relative to conventional international long distance service will diminish and may disappear in certain markets. To maintain its existing customer base and attract new business in such markets, the Company anticipates that it will have to offer direct access services to certain destinations at prices significantly below the current prices charged for call reorigination. The Company will seek to satisfy this requirement in selected target markets by migrating its existing call reorigination customers and attracting new business through deployment of direct access and other call-through access methods, including IP telephony. There can be no assurance that the Company will succeed in such efforts. Failure to accomplish this objective could have a material adverse effect on the Company's business, financial condition and results of operations.

     In many of the Company's existing and target markets, the Company offers or intends to offer new services or services that have previously been provided only by the local ITOs. Accordingly, there can be no assurance that such operations will generate operating or net income, and the Company's prospects must therefore be considered in light of the risks, expenses, problems and delays inherent in establishing a new business in a rapidly changing industry. The Company's overall gross margins may fluctuate in the future based on its mix of wholesale (selling minutes to other carriers) and retail (selling directly to end-user customers) international long distance services and the percentage of calls using direct access compared to call reorigination, in addition to the reaction to any significant international long distance rate reductions imposed by ITOs to counter external competitive threats.

     As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or enter into acquisitions, investments and strategic alliances that could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its industry has reached a stage of development insofar as the gross profit margins associated with its early stages have yielded to a more moderated profit margin structure on an industry-wide basis. Furthermore, the Company's strategic decisions to reduce its pricing structure in particular markets to gain additional market share and achieve operating efficiencies may materially adversely affect the profitability of the Company's operations in such markets. As a result of the foregoing factors, the Company may in the future experience materially adverse circumstances that could reduce the price of the Company's Common Stock. See "Risks Associated with Expansion by Acquisitions, Strategic Alliances and Similar Transactions" and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS OF INTERNATIONAL TELECOMMUNICATIONS BUSINESS

     The Company's international telecommunications business is subject to certain risks, such as changes in foreign governmental regulations and telecommunications standards, licensing requirements, tariffs, taxes, customs, duties and other trade barriers, as well as political and economic instability. In addition, the Company's revenues and cost of long distance services are sensitive to changes in international settlement rates, changes in the ratios between outgoing and incoming traffic, and the Company's ability to obtain international transmission facilities. International rates charged to customers are likely to decrease in the future for a variety of reasons, including increased competition between existing carriers, entry of new carriers into niche markets and the consummation of joint ventures among large international carriers that facilitate targeted pricing and cost reductions. In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of government-owned telecommunications carriers. There can be no assurance that the Company will be able to increase its traffic volume or reduce its operating costs sufficiently to offset any resulting rate decreases.

RISKS RELATING TO EMERGING MARKETS

     For the fiscal year ended March 31, 1998, the Company derived approximately 79% of its revenues from operations in emerging markets, where the Company's businesses are subject to numerous risks and uncertainties, including political, economic and legal risks, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, problems in collecting accounts receivable, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity, and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the Company's business, financial condition and results of operations.

     The political systems of many of the emerging market countries in which the Company operates or plans to operate are slowly emerging from a legacy of totalitarian rule. Political conflict and, in some cases, civil unrest and ethnic strife may continue in some of these countries for a period of time. Many of the economies of these countries are weak, volatile and reliant on substantial foreign assistance. Expropriation of private businesses in such jurisdictions remains a possibility, whether by an outright taking or by confiscatory tax or other policies. There can be no assurance that the Company's operations will not be materially and adversely affected by such factors.

     Legal systems in emerging market countries frequently have little or no experience with commercial transactions between private parties. The extent to which contractual and other obligations will be honored and enforced in emerging market countries is largely unknown. Accordingly, there can be no assurance that difficulties in protecting and enforcing rights in emerging market countries will not have a material adverse effect upon the Company and its operations. Additionally, the Company's businesses operate in uncertain regulatory environments. The laws and regulations applicable to the Company's activities in emerging market countries are in general new and subject to arbitrary change and, in some cases, incomplete. There can be no assurance that local laws and regulations will become stable in the future, or that changes thereto will not materially adversely affect the Company's business, financial condition or results of operations.

DEPENDENCE ON INDEPENDENT EXCLUSIVE AGENTS

     The Company provides its services through a network of independent and exclusive agents. Its international market penetration primarily reflects the marketing, sales and customer service activities of these agents, who market the Company's services on a commission basis. As of March 31, 1998, the Company had 14 agents located in approximately 27 countries. The use of these agents exposes the Company to significant risks, including dependence on the continued viability and financial stability of its agents. Although the Company has not historically experienced significant attrition in agencies, there can be no assurance that it will not suffer the loss of one or more significant agents in the future. If one or more of these agents were to suffer financial problems, terminate its relationship with the Company, or were unable to satisfy customers, this could create a material adverse effect on the Company's business, financial condition or results of operations, including, but not limited to lost revenues, bad debt expense, lost customers, potential liability under contracts the agents commit the Company to perform, and damage to the Company's business reputation.

     The Company's continuing success depends in substantial part on its ability to recruit, maintain and motivate its agents. The Company is subject to competition in the recruiting of agents from other organizations that use agents to market their products and services, including those that market telecommunications services. Because the Company enters into exclusive relationships with its agents, the success of the Company's business within the exclusive territory largely depends on the effectiveness of the local agent in conducting its business. If an agent were to become ineffective in conducting its business, the Company might seek to terminate its relationship with the agent, and under certain local laws the Company's exclusive arrangements with such agent might be difficult or expensive to terminate. The Company has entered into non-compete agreements with its agents prohibiting their competition with the Company during their engagement and for a period of time after its termination, however, there can be no assurance that any such non-compete agreement would be enforceable as a practical matter or under the applicable laws of the jurisdiction in which an agent operates.

COMPETITION

     The international telecommunications industry is highly competitive and subject to the introduction of new services facilitated by advances in technology. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. The Company competes with a variety of international long distance telecommunications providers in each of its markets, including the respective ITO in each country in which the Company operates, various independent providers similar to the Company in size and resources, and, to a lesser extent, major international carriers and their global alliances. Other potential competitors include cable television companies, wireless telephone companies, Internet access providers and large-end users which have dedicated circuits or private networks. Many of the Company's current or potential competitors have substantially greater financial, marketing and other resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of international long distance telecommunications services to the Company's target customer base of small and medium-sized businesses in the Company's targeted geographic markets, then the Company's business, financial condition and results of operations could be materially adversely affected. The Company's principal method of competition is to provide competitive service to its customers at a reasonable price. The Company believes it is able to provide competitive service to its customers primarily by providing value-added services, such as detailed billing, and by utilizing a network of agents who maintain close relationships with vendors of telephone hardware and who are knowledgeable about the telecommunications business in their geographic markets, making them better able to respond to customer needs. The Company maintains competitive pricing by keeping its own costs down, principally by using its proprietary software to handle back office billing and record keeping. There can be no assurance that the Company will be able to compete successfully against new or existing competitors. See "Risks of International Telecommunications Business."

LESSENING OF BARRIERS TO ENTRY IN MARKETS WHERE COMPANY OPERATES

     The call reorigination business has a small capital requirement and regulatory limitations often form the most significant barrier to entry. The Company anticipates that as the markets in which it operates or will operate continue to deregulate, the Company will increase its investments in telecommunications infrastructure and the Company or its relevant agent will increase marketing expenditures to address increased competition resulting from decreased regulatory difficulties of entry into those markets, particularly since the cost of providing telecommunications services is relatively low and not a significant barrier to entry into the markets where the Company provides services. As a result, the Company may experience increased operating costs in those markets. Additional competitors with greater resources than the Company could enter these markets and acquire customers of the Company or force the Company to reduce its prices to maintain its customer base which could materially adversely affect the Company's business, financial condition and results of operations.

RAPID CHANGES IN TECHNOLOGY AND CUSTOMER REQUIREMENTS

     Rapid and significant technological advancements and introductions of new products and services utilizing new technologies characterize the telecommunications industry. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement new technologies at substantial cost. In addition, competitors may implement new technologies before the Company is able to implement such technologies, allowing those competitors to provide enhanced services and quality, or services at more competitive costs, compared with that which the Company is able to provide. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company, or which it may implement in the future, may not be preferred by its customers or may become obsolete. If the Company is unable to respond to competitive pressures, implement new technologies on a timely basis, or penetrate new markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced services offered by the Company do not achieve a significant degree of market acceptance, then the Company's business, financial condition and results of operations could be materially adversely affected. See "Risks of International Telecommunications Business" and "Competition."

RISK OF NETWORK FAILURE

     The success of the Company largely depends upon its ability to deliver high quality, uninterrupted telecommunication services, and on its ability to protect its software and hardware against damage from fire, earthquake, power loss, telecommunications failure, natural disaster such as hurricanes and similar events. Any systems or hardware failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. Because the Company at the present time operates only two switches, physical damage to these facilities (including damage by hurricane) could not be remedied by using redundant facilities of the Company located elsewhere, and could have a material adverse effect on the Company. As the Company expands and call traffic grows, there will be increased stress on hardware, circuit capacity and traffic management systems. There can be no assurance that the Company will not experience system failures. The Company's operations also depend on its ability to successfully expand and integrate new and emerging technologies and equipment, which could increase the risk of system failure and result in further strains. The Company attempts to mitigate customer inconvenience in the event of a system disruption by routing traffic to other circuits and switches which may be owned by other carriers and to minimize its own risk of loss in the event of Network failure by maintaining insurance in commercially reasonable amounts. However, significant or prolonged system failures, or difficulties for customers in accessing and maintaining connection would result in an uninsurable risk, including damage to the Company's reputation, attrition and financial loss. Any damage to the Company's operations center would have a negative impact on the Company and its ability to maintain its operations and generate accurate call detail reports.

CREDIT RISKS

     Many of the foreign countries in which the Company operates do not have established credit bureaus, thereby making it more difficult to ascertain the creditworthiness of potential customers. Under the Company's exclusive agency arrangements, the agent, and not the Company, is responsible for analyzing the creditworthiness of the customer and assumes this credit risk. The Company believes that using this local platform for its business minimizes its credit risk, and the Company's bad debt expenses have historically been minimal. However, the Company has in certain circumstances supported its agency relationships by bearing some credit losses. Also, there is a credit risk inherent in the use of independent agents by the Company because the agent, and not the ultimate user of the Company's services, is responsible for the payment. There can be no assurance that, with regard to any particular time period or periods, particular geographic location or locations or any particular agent or agents, the Company's bad debt expense will not rise significantly above historic or anticipated levels. While the Company continually seeks to minimize bad debt, the Company's experience indicates that a certain portion of past due receivables will never be collected and that such bad debt is a necessary cost of conducting business in the telecommunications industry. As the Company implements its plans to expand its customer base and wholesale business and move into new territories, whether directly, through arrangements with agents, equity investments in agents, acquisitions or otherwise, the credit risk to which the Company is exposed will increase. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH AND IMPLEMENTING EXPANSION STRATEGY

     The Company has experienced significant growth in recent periods. The Company's ability to manage and respond to growth will be critical to its success. The Company anticipates that future growth will depend on a number of factors, including the effective and timely development of customer relationships, the ability to enter new markets and expand in existing markets, and the recruitment, motivation and retention of qualified agents. Sustaining growth will require the continuing enhancement of the Company's operational systems and additional management, operational and financial resources. If the Company is successful in its growth strategy, there will be additional demands on its customer support, marketing, distribution and other resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its rate of growth. See "Item 7.- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's strategy is to continue its growth by expanding its service offerings and principal geographic markets in Africa, the Middle East, Latin America and targeted areas of Europe and Russia, especially in deregulating markets. To accommodate its growth strategy, the Company will be required to invest additional capital and resources to enhance its information systems by replacing or upgrading certain existing systems and integrating new systems. There can be no assurance that the Company can add services or expand its geographic markets or that existing regulatory barriers to its current or future operations will be reduced or eliminated. Even if the Company succeeds in adding services or expanding into new markets, there can be no assurance that its administrative, operational, infrastructure and financial resources and systems will remain adequate. See "-Dependence on Effective Information Systems."

     As the Company grows, it may have difficulty accurately forecasting its telecommunications traffic. Inaccuracies in such forecasts could result in the Company making investments in insufficient or excessive transmission facilities and incurring disproportionate fixed expenses, as well as cause it to route excessive overflow traffic to other carriers. The Company would not be able to assure that the quality of services routed to other carriers would be commensurate with the transmission quality provided by the Company. Interruptions of or a decline in the quality of the Company's services resulting from expansion difficulties could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH EXPANSION BY ACQUISITIONS, STRATEGIC ALLIANCES AND SIMILAR TRANSACTIONS

     As part of its growth strategy, the Company intends to reduce its exposure to risks associated with the use of exclusive independent agents in existing and new markets, by acquiring some or all of the equity interest in, entering into joint venture arrangements with, or forming strategic alliances with, agents and other strategic partners whose businesses complement that of the Company. If the Company's investments in or alliances with third parties do not result in a controlling interest or are nonexclusive arrangements, the Company may be subject to additional business and operating risks outside of its management's control. The Company has not entered into any such arrangements, except with Central Call and Mondial Telecom, with which the Company has entered into a memorandum of understanding with respect to the acquisition of customer lists, and with Orion Telecom in South Africa where the Company will acquire an equity interest in the South African agent. See "Purchase of Equity Interest in South African Agent" and "Formation of French Subsidiary." Any future acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions or efforts. Such risks include, among others, the difficulty of identifying appropriate acquisition candidates or partners, the difficulty of assimilating the operations of the respective entities, the potential disruption of the Company's ongoing business, possible costs associated with the development and integration of such operations, the potential inability of management to maximize the Company's financial and strategic position by successfully incorporating licensed or acquired technology into the Company's service offerings, the failure to maintain uniform standards, controls, procedures and policies, the impairment of relationships with employees, customers and agents as a result of changes in management, and higher customer attrition with respect to customers obtained through acquisitions. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such acquisitions, investments, strategic alliances or related efforts.

     Acquisitions also involve other risks, including changes in pricing due to competition, difficulties in integrating the acquired operations, diversion of management resources, obtaining any required regulatory approvals, increased foreign exchange risk and the risks associated with entering new markets. There can be no assurance that acquisitions, strategic alliances or any other similar events will result in increased sales or an expanded customer base, give the Company the presence in new territories that it seeks, or enable the Company to effectively penetrate its target markets.

     Acquisitions by the Company could entail potentially dilutive issuances of equity securities of the Company, as well as significant transaction expenses and interest expense, which could have a material adverse effect on the Company's operating results.

GOVERNMENT REGULATION

     The Company is required to file periodic reports with the United States Department of Commerce, due to the ownership interest of Fincogest, S.A., a Swiss corporation, in the Company. See "Item 12- Security Ownership of Certain Beneficial Owners and Management." The Company has failed to comply with certain of these reporting requirement and is in the process of preparing reports for filing with the Department of Commerce.

     The international telecommunications industry is subject to international treaties and agreements, and to laws and regulations that vary from country to country. Enforcement and interpretation of these laws and regulations can be unpredictable and are often subject to informal views of government officials and ministries that regulate telecommunications in each country. In some cases, such government officials and ministries are subject to influence by ITOs.

     In some countries where the Company operates or plans to operate, local laws or regulations limit or require prior government approval for the provision of international telecommunications service in competition with state-authorized carriers. For example, the Company's provision of services over facilities in its Network or by purchasing minutes from other carriers for resale to its customers, or its ownership of facilities may be affected by increased regulatory requirements in a foreign jurisdiction. Moreover, the Company's use of transit agreements or arrangements, if any, may be affected by laws or regulations in either the transited or terminating foreign jurisdiction. There can be no assurance that future regulatory, judicial, legislative or political changes will permit the Company to offer to residents of such countries all or any of its services or will not have a material adverse effect on the Company, that regulators or third parties will not raise material issues regarding the Company's compliance with applicable laws or regulations, or that regulatory decisions will not have a material adverse effect on the Company. If the Company is unable to provide the services which it presently provides or intends to provide, or to use its existing or contemplated transmission methods due to its inability to obtain or retain the requisite governmental approvals for such services or transmission methods, or for any other reason related to regulatory compliance or lack thereof, such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has pursued, and expects to continue to pursue, a strategy of providing its services to the maximum extent it believes to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, the Company's aggressive strategy may result in the Company's (i) providing services or using transmission methods that are found to violate local laws or regulations or (ii) failing to obtain approvals required under such laws or regulations to which the Company believes that it is subject, or the Company otherwise discovers that it is in violation of local laws and regulations and believes that it is subject to enforcement actions by the FCC or the local authority, it would seek to modify its operations or discontinue operations so as to comply with such laws and regulations. There can be no assurance, however, that the Company will not be subject to fines, penalties or other sanctions as a result of violations even though such violations are corrected. If the Company's interpretation of applicable laws and regulations proves incorrect, it could lose, or be unable to obtain, regulatory approvals necessary to provide certain of its services or to use certain of its transmission methods. The Company also could have substantial monetary fines and penalties imposed against it.

     CALL REORIGINATION The services provided by the Company consist primarily of call reorigination services. In some countries, use of call reorigination is restricted or prohibited. If it is demonstrated that the law of a foreign jurisdiction expressly prohibits call reorigination using uncompleted call signaling, and that the foreign government attempted but failed to enforce its laws against U.S. service providers, the Federal Communications Commission ("FCC") may require U.S. carriers to cease providing call reorigination services using uncompleted call signaling. To date, the FCC has ordered carriers to cease providing call reorigination using uncompleted call signaling to customers in the Philippines, and it is expected that the FCC will take this action with respect to carriers providing call reorigination using uncompleted call signaling to customers in Saudi Arabia. Prior to taking such action, the FCC permits countries to submit information to the FCC regarding the legal status of call reorigination services in their respective countries. According to FCC records, 30 countries thus far have submitted such information to the FCC, including the Bahamas, Egypt, Lebanon and South Africa. Submission of this information does not imply that the FCC believes that the country's laws expressly prohibit call reorigination using uncompleted call signaling. A substantial number of countries have prohibited certain forms of call reorigination as a mechanism to access telecommunications services. Such actions have caused the Company to cease providing call reorigination services in the Bahamas and may require it to do so in other jurisdictions in the future. As of November 20, 1997, reports had been filed with the FCC and/or the ITU that the laws of 79 countries prohibit call reorigination. There can be no assurance that certain of the Company's services and transmission methods will not continue to be or will not become prohibited in certain jurisdictions, and, depending on the jurisdictions, services and transmission methods may become affected, which could result in a material adverse effect on the Company's business, financial condition and results of operations. To the extent that a country that has expressly prohibited call reorigination using uncompleted call signaling is unable to enforce its laws against call reorigination using uncompleted call signaling, it can request that the FCC enforce such laws in the United States, by requiring the Company to cease providing call reorigination services to such country or, in extreme circumstances, by revoking the Company's authorizations. To date, except as indicated herein, the Company has not been notified by any regulator or government agency that its provision of services is not in compliance with applicable regulations.

     In South Africa, the Company's agent's future provision of certain services will be, and its current provision of call reorigination services may be, subject to the Telecommunications Act of 1996 (the "SA-Telecommunications Act") and the Post Office Act of 1958. The SA Telecommunications Act permits a party to provide a range of services other than public switched services under, and in accordance with, a telecommunications license issued to that party in accordance with the SA Telecommunications Act. Although the Company believes that South African law does not prohibit its agent from providing call reorigination services to customers in South Africa without a license, the telecommunications regulator in South Africa ("SATRA") has ruled that the provision of call reorigination services to customers in South Africa without a license violates the SA Telecommunications Act. Several entities, including the Company's agent, filed a lawsuit to stay and reverse SATRA's ruling on the basis that SATRA lacks the authority to issue such a ruling and that the SA Telecommunications Act does not prohibit the provision of call reorigination services. SATRA has agreed not to prosecute any person in the call reorigination industry unless the South African courts rule that it may. It is anticipated that final adjudication of this lawsuit could take up to four years to occur. If the Company's agent is determined to be providing a telecommunications service without a required license, it could be subject to fines, to the termination of its call reorigination service to customers in South Africa and, potentially, to the denial of license applications to provide liberalized services. There can be no guarantee that the courts in South Africa will not rule that call reorigination is illegal, that they will not do so soon, or that the South African legislature will not promulgate an explicit prohibition on call reorigination. For the fiscal year end March 31, 1998, South Africa comprised the Company's most significant single market and accounted for approximately 28.9% of the Company's total revenues. Any such adverse legal action could therefore have a material adverse effect on the Company's business, financial condition and results of operation. The Company's South African agent was issued an interim "Value Added Network Service License" by SATRA in early April 1998. This license allows the Company in conjunction with its Agent to operate a data network system through which all data and facsimile transmissions can be routed. The Company's South African agent estimates that approximately 50% of current telecom revenues are generated by data and facsimile traffic and plans to migrate this revenue segment over packet switched networks within the next six to twelve months so that carriage of this traffic will not involve call reorigination.

     The Company's interstate and international facilities-based and resale services are subject to regulation by the FCC, and regulations promulgated by the FCC are subject to change in the future. See "Government Regulation-United States."

     THE FCC'S POLICIES ON TRANSIT AND REFILE. The FCC is currently considering a 1995 request (the "1995 Request") to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to the routing arrangements (referred to as "Transiting"). Under certain arrangements referred to as "Refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. While the Company's revenues attributable to Refiling arrangements are minimal, Refiling may constitute a larger portion of the Company's operations in the future. The FCC to date has made no pronouncement as to whether Refiling arrangements are inconsistent with U.S. or International Telecommunications Union ("ITU") regulations. It is possible that the FCC will determine that Refiling violates U.S. and/or international law, which could have a material adverse effect on the Company's future business, financial condition and results of operations.

     THE FCC'S INTERNATIONAL SETTLEMENTS POLICY. The Company is also required to conduct its facilities-based international business in compliance with the FCC's international settlements policy (the "ISP"). The ISP establishes the permissible arrangements for facilities-based carriers that are based in the U.S. and their foreign counterparts to compensate each other for terminating each other's traffic over their respective networks. Several of the Company's arrangements with foreign carriers are subject to the ISP and it is possible that the FCC could take the view that one or more of these arrangements do not comply with the existing ISP rules. The FCC recently enacted certain changes in its rules designed to permit alternative arrangements outside of its ISP as a means of encouraging competition and achieving lower, cost-based accounting and collection rates as more facilities-based competition is permitted in foreign markets. If the Company enters into a traffic agreement with a foreign carrier for the provision of telecommunications services that does not comply with the ISP, it may be required to obtain FCC approval under this alternative arrangements mechanism. If the FCC, on its own initiative or in response to a challenge filed by a third party, determines that the Company's foreign carrier arrangements do not comply with FCC rules, among other measures, it may issue a cease and desist order, impose fines on the Company or, in extreme circumstances, revoke or suspend its FCC authorizations. See "Recent and Potential FCC Actions." Such action could have a material adverse effect on the Company's business, financial condition and results of operations.

     THE FCC'S TARIFF REQUIREMENTS FOR INTERNATIONAL LONG DISTANCE SERVICES. The Company is also required to file with the FCC a tariff containing the rates, terms and conditions applicable to its international telecommunications services. The Company is also required to file with the FCC any agreements with customers containing rates, terms, and conditions for international telecommunications services, if those rates, terms, or conditions are different than those contained in the Company's tariff. If the Company charges rates other than those set forth in, or otherwise violates, its tariff or a customer agreement filed with the FCC, or fails to file with the FCC carrier-to-carrier agreements, the FCC or a third party could bring an action against the Company, which could result in a fine, a judgment or other penalties against the Company. Such actions could have a material adverse effect on the Company's business, financial condition and results of operations.

     RECENT AND POTENTIAL FCC ACTIONS. Regulatory action that has been and may be taken in the future by the FCC may enhance the intense competition faced by the Company. In addition to its new policy on alternative arrangements, the FCC has also established lower ceilings ("benchmarks") for the rates that U.S. carriers will pay foreign carriers for the termination of international services. Moreover, the FCC recently changed its rules to implement the WTO Agreement, in part by allowing U.S. carriers to accept certain exclusive arrangements with certain foreign carriers. See "The International Telecommunications Industry." While these rule changes may provide the Company with more flexibility to respond more rapidly to changes in the global telecommunications market, they will also provide similar flexibility to the Company's competitors. The implementation of these changes could have a material adverse effect on the Company's business, financial condition and results of operations.

     U.S. DOMESTIC LONG DISTANCE SERVICES. The Company currently carries a DE MINIMIS amount of U.S. domestic long distance traffic, if any, for its foreign-billed customers. Such traffic generally would be limited to incidental interstate or intrastate calls made by payphone users in the United States that are billed in foreign countries but that brought their calling cards to the United States while traveling. The Company's ability to provide domestic long distance service in the United States is subject to regulation by the FCC and relevant state Public Service Commissions ("PSCs") which regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's domestic U.S. services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over prices charged for the Company's services or the Company's profit levels, but either or both may do so in the future. The Company, however, is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of services provided. Any failure to maintain proper federal and state tariffing or certification or file required reports, or any difficulties or delays in obtaining required authorizations, could have a material adverse effect on the Company's business, financial condition and results of operations. The FCC also imposes some requirements for marketing of telephone services and for obtaining customer authorization for changes in the customer's primary long distance carrier. If these requirements are not met, the Company may be subject to fines and penalties.

     To originate and terminate calls in connection with providing their services, long distance carriers such as the Company may have to purchase access services from local exchange carriers ("LECs") or competitive local exchange carriers ("CLECs"). Access charges represent a significant portion of the Company's cost of U.S. domestic long distance services and, generally, such access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. The FCC has undertaken a comprehensive review of its regulation of LEC access charges to better account for increasing levels of local competition. While the resolution of these issues is uncertain, if these proposed rate structures are adopted, many long distance carriers, including the Company, could be placed at a significant cost disadvantage to larger competitors. In addition, the FCC has adopted certain measures to implement the 1996 Telecommunications Act that will impose new regulatory requirements, including the requirement that the Company contribute some portion of its telecommunications revenues to a universal service fund designated to fund affordable telephone service for consumers, schools, libraries and rural healthcare providers. These contributions will become payable beginning in 1998 for all interexchange carriers but not for providers of solely international services. The Company believes that it is not subject to universal service contribution requirements, but there can be no guarantee that the FCC will not find that the Company is subject to such requirements.

     In some instances, the Company may be responsible for city sales taxes on calls made within the jurisdiction of certain U.S. cities. The Company is implementing software to track and bill for this tax liability. However, the Company may be subject to sales tax liability for calls transmitted prior to the implementation of such tax software and against which it has no corresponding customer compensation. While the Company believes that any such liability will not be significant, there can be no assurance that such tax liability, if any, will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The FCC issued an order on October 9, 1997, concluding that interexchange carriers must compensate payphone owners at a rate of $.284 per call for all calls using their payphones. This compensation method will be effective from October 7, 1997 through October 7, 1999. After this time period, interexchange carriers will be required to compensate payphone owners at a market-based rate minus $0.066 per call. A number of carriers have appealed this FCC order to the U.S. Court of Appeals for the D.C. Circuit or have sought FCC reconsideration of this order. Although the Company cannot predict the outcome of the FCC's proceedings on the Company's business, it is possible that such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

     The FCC and certain state agencies also impose prior approval requirements on transfers of control, including pro forma transfers of control (without public notice), and corporate reorganizations, and assignments of regulatory authorizations. Such requirements may delay, prevent or deter a change in control of the Company or the Company's acquisition of another company. The FCC also imposes certain restrictions on U.S.-licensed telecommunications companies that are affiliated with foreign telecommunications carriers, especially if the foreign telecommunications carrier obtains a 25% or greater interest in a company. If the Company becomes controlled by or under common control with a foreign telecommunications carrier, or if the Company obtains a greater than 25% interest in or control over a foreign telecommunications carrier, the FCC could restrict the Company's ability to provide service on certain international routes.

     BAHAMAS. The Company has entered into an operating agreement with the Bahamas Telephone Company ("Batelco") to provide, among other things, international telecommunications services to customers in the Bahamas. Recently, Batelco has taken several actions designed to block the Company's ability to offer services to customers in the Bahamas. The Company believes these actions violate the terms of its operating agreement with Batelco. The Company also believes that Batelco's actions are inconsistent with U.S. policy and is working with the U.S. government, including the U.S. Embassy in the Bahamas and the FCC to restore the Company's circuits to full capacity. If Batelco is permitted to block permanently or over a protracted period of time the Company's provision of service to customers in the Bahamas, such action could have a material adverse impact on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION BY COUNTRY

     The Company's provision of international and national long distance telecommunications services is heavily regulated. Also, local laws and regulations differ significantly among the jurisdictions in which the Company operates, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable. Many of the countries in which the Company provides, or intends to provide, services prohibit, limit or otherwise regulate the services which the Company can provide, or intends to provide, and the transmission methods by which it can provide such services.

     A summary discussion of the regulatory frameworks in certain geographic regions in which the Company operates or which it has targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory posture of the various jurisdictions and is not intended as a comprehensive discussion of such regulations or regulatory posture.

     UNITED STATES

     The Company's provision of international service to, from, and through the United States is subject to regulation by the FCC. Section 214 of the Communications Act requires a company to obtain authorization from, the FCC to resell international telecommunications services of other US carriers or to own or lease and operate international telecommunications facilities. The FCC has authorized the Company pursuant to the Section 214 to provide international telecommunications services, to resell public switched international telecommunications services of other U.S. carriers and to own or lease international facilities. The Section 214 authorization requires, among other things, that services be provided in a manner consistent with the laws of countries in which the Company operates. As described above, the Company's regulatory strategy could result in the Company's providing services that ultimately may be considered to be provided in a manner that is inconsistent with local law. If the FCC finds that the Company has violated the terms of its
Section 214 authorization, it could impose a variety of sanctions on the Company, including fines, additional conditions on the Section 214 authorization, cease and desist or show cause orders, or, in extreme circumstances, the revocation of the Section 214 authorization, the latter of which is usually imposed only in the case of serious violations.

     In particular, if it is demonstrated that the law of a foreign jurisdiction expressly prohibits call reorigination, i.e., call re-origination, using uncompleted call signaling, and that the foreign government attempted but failed to enforce its laws against U.S. service providers, the FCC may require U.S. carriers to cease providing call reorigination services using uncompleted call signaling. To date, the FCC has only ordered carriers to cease providing call reorigination using uncompleted call signaling only to customers in the Philippines, although it is expected that the FCC will take this action with respect to carriers providing call reorigination using uncompleted call signaling to customers in Saudi Arabia. Prior to taking such action, the FCC permits countries to submit information to the FCC regarding the legal status of call reorigination services in their respective countries. According to FCC records, 30 countries thus far have submitted such information to the FCC, including the Bahamas, Egypt, Lebanon and South Africa. Submission of this information does not imply that the FCC believes that the country's laws expressly prohibit call reorigination using uncompleted call signaling.

     The Company is required to file with the FCC a tariff containing the rates, terms and conditions applicable to its international telecommunications services. The Company is also required to file with the FCC any agreements with customers containing rates, terms, and conditions for international telecommunications services, if those rates, terms, or conditions are different than those contained in the Company's tariff. If the Company charges rates other than those set forth in, or otherwise violates, its tariff or a customer agreement filed with the FCC, the FCC or a third party could bring an action against the Company, which could result in a fine, a judgment or other penalties against the Company.

     EUROPE

     In Europe, regulation of the telecommunications industry is governed at a supra-national level by the EU, which is responsible for creating pan-European policies and, through legislation, has developed a regulatory framework to establish an open, competitive telecommunications market. In 1990, the EU issued the Services Directive requiring each EU member state to abolish existing monopolies in telecommunications services, with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive provision of all services other than voice telephony, including value-added services and voice services to CUGs (as defined). However, local implementation of the Services Directive through the adoption of national legislation has resulted in differing interpretations of the definition of prohibited voice telephony and permitted value-added and CUG services. Voice services accessed by customers through leased lines are permissible in all EU member states. The European Commission has generally taken a narrow view of the services classified as voice telephony, declaring that voice services may not be reserved to the ITOs if (i) dedicated customer access is used to provide the service, (ii) the service confers new value-added benefits on users (such as alternative billing methods) or (iii) calling is limited by a service provider to a group having legal, economic or professional ties.

     In March 1996, the EU adopted the Full Competition Directive containing two key provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the ITOs monopolies in voice telephony by 1998 and to institute mechanisms to prevent the ITOs from acting anti-competitively toward new market entrants. To date, Sweden, Finland, Denmark, the Netherlands and the United Kingdom have liberalized facilities-based services to all routes. Certain EU countries may delay the abolition of the voice telephony monopoly based on exemptions established in the Full Competition Directive. These countries include Spain (December 1998), Portugal and Ireland (January 1, 2000) and Greece (2003).

     FRANCE

     The Company currently provides call reorigination services to customers in France. The Company is permitted to provide call reorigination in France without a license. Although it does not currently provide such services, under current law, the Company may lease circuits and provide switched voice services to CUGs in France without a license. The Company anticipates that it will migrate its customers to forms of call-through other than call reorigination after March 1, 1998 and has recently entered into a joint venture agreement with Central Call and Mondial Telecom to provide switch-based direct access services in France. The Company anticipates providing a range of enhanced telecommunications services and switched voice services to business users by routing traffic via the international switched networks of competitors to the ITO.

     A new telecommunications law, passed in 1996 to implement the Full Compensation Directive in France, establishes a licensing regime and an independent regulator and imposes various interconnection and other requirements designed to facilitate competition. The Company intends to expand its services to include, for example, direct access and facilities-based services in France. If it decides to provide switched voice services to the public, including direct access and/or call-through services, or to own facilities, the Company will have to apply for a license from the Minister of Telecommunications.

     GERMANY

     The regulation of the telecommunications industry in Germany is governed by the Telekommunikations-Gesetz, the Telecommunications Act of 1996 ("TKG"), which, with respect to most of its provisions, became effective in August 1996. Under the TKG, a license ("TKG License") is generally required by any person that (i) operates transmission facilities for the provision of telecommunications services to the public; or (ii) offers voice telephony services to the public through telecommunications networks operated by such provider. While TKG represents the final phase of the reform of the German telecommunications industry, the law protected the monopoly rights of Deutsche Telecom over the provision of the voice telephony until January 1, 1998. The Company currently does not provide services to customers in Germany, but is contemplating opportunities in entering this market, which, after the U.S., makes up for the largest single telecommunication market in the world.

     LATIN AMERICA

     The Company currently provides call reorigination to customers in certain Latin American countries, including Argentina, Peru, Ecuador, Uruguay and Colombia. The Company is subject to a different regulatory regime in each country in Latin America in which it conducts business. Local regulations determine whether the Company can obtain authorization to offer the transmission of voice and voice band data directly or through call reorigination, or for the provision of value-added services, such as voicemail and data transmission. Regulations governing the latter are generally more permissible than those covering voice telephony.

     Some countries in Latin America oppose the provision of call reorigination. In Brazil, call reorigination is currently permissible. In Colombia, the Ministry of Communications has stated that call reorigination access is prohibited and has so notified the FCC. The Company does not believe that the Ministry of Communications has the requisite authority to regulate in this area, which authority is the subject of litigation brought by a third party in the Colombian courts. At present, regulations appear to permit call reorigination access in Argentina. However, the regulatory agency in Argentina has changed its position regarding call reorigination access on several occasions in the past, and this issue is the subject of an ongoing legal dispute.

     Various countries in Latin America have taken initial steps towards deregulation in the telecommunications market during the last few years. In addition, various Latin American countries have completely or partially privatized their national carriers, including Argentina, Chile, Mexico, Peru and Venezuela. Certain countries have competitive local and/or long distance sectors, most notably Chile, which has competitive operators in all sectors. Colombia is scheduled to grant several new concessions for national and international long distance service providers in addition to its ITO by the end of 1998. Venezuela has also legalized value-added services such as voicemail and data transmission and has targeted January 1, 2000 as the date for full deregulation. Brazil is in the process of opening its telecommunications market to competition and privatizing its ITO, pursuant to its new law adopted in July 1997. Brazil established an independent regulator in October 1997, and value-added and private network services, are already open to competition. In Mexico, the former ITO has been privatized, its exclusive long distance concession expired in August 1996 and it has been obligated to interconnect with the networks of competitors since January 1997. Competition in Mexico has been initiated and an independent regulator has been established. Three countries in the region, Chile, Mexico and the Dominican Republic, have opened their long distance telecommunications markets to competition.

     SOUTH AFRICA

     The telecommunications industry in South Africa is regulated under the Post Office Act of 1958 (the "SA Post Office Act") and the SA Telecommunications Act. Telkom SA Limited ("Telkom"), the state-owned ITO, has a statutory monopoly on the construction, maintenance and use of any telecommunications lines, as well as on the provision of public switched telecommunications services. The government of South Africa has indicated that this monopoly will be phased out over five to six years. Notwithstanding this monopoly, the SA Telecommunications Act permits a party to provide a range of services other than public switched services under, and in accordance with, a telecommunications license can be issued to that party in accordance with the SA Telecommunications Act.

     The SA Telecommunications Act established a new telecommunications regulatory authority called SATRA, whose functions include the granting of telecommunications licenses, applications for which are solicited by the South African Minister of Telecommunications pursuant to the SA Telecommunications Act. As an independent regulatory authority, SATRA is subject to common law provisions and provisions in the SA Telecommunications Act that limit its ability to act outside of its granted authority and without affording parties due process. SATRA's members are appointed by the President on the advice of Parliament's standing committees on communications. Although the SA Telecommunications Act states that SATRA should be independent and impartial in the performance of its functions, it must act in accordance with policy directions issued by the South African Minister of Telecommunications.

     The Company seeks to take advantage of gradual deregulation of the South African telecommunications industry by offering permitted services to customers in South Africa. Currently, the Company provides call reorigination services to customers in South Africa and may, in the future, seek any necessary licenses to provide liberalized services such as value added services. See "Government Regulation."

     RUSSIA

     The provision of telecommunications services in the Russian Federation falls within federal jurisdiction. The principal legal act regulating telecommunications in the Russian Federation is the Federal Law on Communications (the "Communications Law"), enacted on February 16, 1995, which establishes the legal basis for all activities in the telecommunications sector and provides, among other things, for licensing to provide communications services, the requirement to obtain a radio frequency allocation, certification of equipment, and fair competition and freedom of pricing.

     The Ministry of Communications ("MOC") and the Federal Agency of Governmental Communications and Information under the President of the Russian Federation are the federal organizations which have executive power over the telecommunications industry. The MOC is responsible for allocating federal budget resources in the telecommunications industry and has supervisory responsibility for the technical condition and development of all types of communications.

     The Communications Law requires that any person providing telecommunications services must, in theory, obtain a license prior to commencing such services. Licenses to provide telecommunications services are issued by the MOC. Under the applicable Licensing Regulations, licenses for rendering telecommunications services may be issued and renewed for periods ranging from 3 to 10 years and several licenses may be issued to one person. Licenses may be revoked or suspended by the MOC for failure to comply with terms and conditions of the license.

     The Communications Law requires the federal regulatory agencies to encourage and promote fair competition in the provision of communication services and prohibits abuse of a dominant position to hinder, limit or distort competition. The Communications Law also provides that tariffs for communication services may be established on a contractual basis between the provider and the user of telecommunications services.

     Russian telecommunications companies are subject to the same system of taxation as Russian companies in general, including profit tax and VAT on services.

     Current Russian legislation governing foreign investment activities does not prohibit or restrict foreign investment in the telecommunications industry. However, on February 28, 1997, the State Duma, the lower house of parliament approved on the first reading draft foreign investment legislation which would restrict any significant future foreign investment in numerous sectors of the Russian economy, including telephone and radio communications. It is unlikely that such restrictive legislation will be enacted, unless the political climate changes dramatically. More likely is the emergence of limited restrictions on foreign investment in strategic industries, which could result in foreign ownership limitations in industries such as telecommunications, which limitations are not uncommon in many countries. The draft legislation has been referred to the Russian government for commitment. For such draft legislation to become Federal Law, it must be passed by a majority vote of the State Duma at another two readings, approved by a majority of the Federation Council, the upper house of parliament, and signed by the President of the Russian Federation. Rejection of such legislation by the Federation Council could be overridden by a two-thirds majority of the State Duma. Rejection of such legislation by the President could be overridden by a two-thirds majority of each of the Federation Council and the State Duma.

     In addition, a lack of consensus exists over the manner and scope of government control over the telecommunications industry. Because the telecommunications industry is widely viewed as strategically important to Russia, there can be no assurance that recent government policy liberalizing control over the telecommunications industry will continue. Russia is not a member of the WTO, but, if it seeks to become a member, it may be required to take further steps to liberalize the telecommunications market as a condition of accession.

     MIDDLE EAST

     The Company's ability to provide services in the Middle East depends on the regulatory environment in each particular country. In Lebanon, for example, the telecommunications industry is regulated by the Ministry of Posts and Telecommunications ("MPT"), which also operates the ITO -the General Directorate of Telecommunications (the "GDT"). The GDT currently has a monopoly on the provision of wireline telecommunications services in Lebanon. Although no written text in Lebanon prohibits call reorigination and a number of carriers are currently engaged in such activity, the MPT has stated that call reorigination is illegal in Lebanon. In Egypt, the Ministry of Transport, Communications and Civil Aviation regulates the telecommunications industry and Telecom Egypt, formerly known as the Arab Republic of Egypt National Telecommunications Organization ("ARENTO"), is the ITO. Although Telecom Egypt currently has a monopoly on the provision of voice services, several U.S. carriers are permitted to sell pre-paid phone cards and calling card services. Egypt has announced that it will permit limited competition to Telecom Egypt in the near future.

     INTERNET TELEPHONY

     The introduction of Internet telephony is a recent market development. To the Company's knowledge, there currently are no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. The FCC is currently considering whether or not to impose surcharges or additional regulation upon providers of Internet telephony. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain intrastate jurisdiction and could initiate proceedings to regulate the intrastate aspects of Internet telephony. A number of countries that currently prohibit voice telephony competition with the ITOs also have prohibited Internet telephony. Several other countries permit but regulate Internet telephony. If foreign governments, Congress, the FCC, or state utility commissions prohibit or regulate Internet telephony, there can be no assurance that any such regulations will not materially affect the Company's business, financial condition or results of operation.

     VAT

     The EU imposes value-added taxes ("VAT") upon the sale of goods and services within the EU. The rate of VAT varies among EU members, but ranges from 15% to 25% of the sales of goods and services. Under VAT rules, businesses are required to collect VAT from their customers upon the sale to such customers of goods and services and remit such amounts to the VAT authorities. In this regard it is expected that non-EU based telecommunications providers will be required to appoint a VAT agent and register for VAT in every EU member state in which it has individual customers.

     France and Germany have adopted rules that, as of January 1, 1997, deem telecommunications services provided by non-EU based companies to be provided where the customer is located, thereby subjecting the telecommunications services provided to customers in the EU by non-EU based companies to VAT. The German and French rules impose VAT on both the residential and business customers of non-EU based telecommunications companies. In the case of sales to non-VAT registered customers, German and French rules require that the non-EU based telecommunications carrier collect and remit the VAT. In the case of sales by such providers to German VAT-registered customers, the German rules generally require that such customers collect and remit the VAT. Under the so-called "Nullregelung" doctrine, however, certain business customers that are required to charge VAT on goods and services provided to their customers (generally, companies other than banks and insurance companies) are entitled to an exemption from VAT on telecommunications services. In the case of sales by such providers to French VAT-registered customers, the French rules require that such business customers collect and remit the VAT.

     The EU has adopted a proposed amendment to the Sixth Directive that, if adopted in present form, would require all EU members to adopt legislation to impose VAT on non-EU based telecommunications services provided to customers in the EU by non-EU based companies, beginning as early as December 31, 1998. Under the proposed amendment, non-EU based telecommunications companies would be required to collect and remit VAT on telecommunications services provided to EU businesses as well as to individuals.

         The Company's independent agents historically have collected, and will continue to collect, VAT on services where it is offered in a VAT country. The Company believes that whatever potential negative impact the amendment will have on its operations as a result of the imposition of VAT on traditional call reorigination, such impact will be partially mitigated by the customer migration towards and the higher gross margins associated with direct access services.

DEPENDENCE ON ARRANGEMENTS WITH CARRIERS

     The Company obtains most of its transmission capacity under volume-based resale arrangements with facilities-based and other carriers, including ITOs, however, the majority of these services are provided by only two carriers. Under these arrangements, the Company is subject to the risk of unanticipated price fluctuations and service restrictions or cancellations. The Company generally has not experienced sudden or unanticipated price fluctuations, service restrictions or cancellations imposed by such facilities-based carriers, except in the Bahamas. See "Government Regulation by Country -Bahamas" above. Although the Company believes that its arrangements and relationships with such carriers generally are satisfactory, the deterioration or termination of the Company's arrangements and relationships, or the Company's inability to enter into new arrangements and relationships with one or more of such carriers, could have a material adverse effect upon the Company's cost structure, service quality, network coverage, results of operations and financial condition.

     The Company's growth strategy in new markets is to some extent based on its ability to enter into operating agreements with domestic and foreign carriers. In accordance with industry practices, operating agreements entered into by the Company will be terminable upon short notice. While the Company successfully negotiates and maintains operating agreements, none of which has been terminated to date, the trend toward deregulation of telephone communications in many countries and a significant reduction in outgoing traffic carried by the Company, among other things, could cause foreign partners to decide to terminate their operating agreements, or could cause such operating agreements to have substantially less value to the Company. Termination of these operating agreements could have a material adverse effect on the Company's business, results of operations and financial condition.

EXPOSURE TO FRAUD

     The telecommunications industry has historically been exposed to fraud losses. The Company has implemented anti-fraud measures, such as employment agreements with its employees, limiting and monitoring access to its information systems and monitoring use of its services in order to minimize losses relating to fraudulent practices. However, there can be no assurance that the Company will effectively control fraud when operating in the international telecommunications arena. Fraud has historically been a more significant problem for large providers of telecommunications services than it has for the Company, whose few employees and switching facilities are relatively easier to monitor than those of the large providers. As the Company continues to grow and hire new employees and implement its plans to increase the number of switching facilities that it owns, its exposure to fraud losses will increase. The Company's failure to control fraud effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCRETION OF MANAGEMENT AS TO USE OF CERTAIN OFFERING PROCEEDS

     Approximately $10 million of the proceeds from the Company's Public Offering have been allocated for unspecified acquisitions, investments in foreign agencies, joint ventures and strategic alliances. Identification of candidates for these transactions, the decision whether to proceed with such transactions and with whom, and the terms of the transactions, will be in management's discretion. Therefore, shareholders will not have the opportunity to evaluate the specific merits or risks of any one or more such transactions, some of which may be significant, but instead will depend on the discretion and judgment of management in such matters. There can be no assurance that determinations ultimately made by the Company's management will permit the Company to achieve its business objectives, or that the decisions made by management will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 5. Market of the Company's Common Equity and Related Stockholders Matters."

DEPENDENCE ON EFFECTIVE INFORMATION SYSTEMS

     While the Company believes its information systems are sufficient for its current operations, such systems will require enhancements, replacements and additional investments to continue their effectiveness in the future, particularly to enable the Company to manage an expanded Network. There can be no assurance that the Company will not encounter difficulties in enhancing its systems or integrating new technology into its systems. The inability of the Company to implement any required system enhancement, to acquire new systems or to integrate new technology in a timely and cost effective manner could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE YEAR 2000

     The Company is currently in the process of evaluating whether it will encounter any problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or about 2000. Most of the Company's computer systems, software and databases are proprietary to the Company and are year 2000 compliant. The Company is in the process of evaluating if carriers and other third parties with which it contracts for services anticipate any year 2000 difficulties, and if so whether those problems would be of a nature that could adversely affect the Company. The Company will request that such third parties advise the Company as to whether or not they anticipate any difficulties in addressing year 2000 problems and, if so, whether or not the Company would be adversely affected by any of such problems. Until such time as these parties respond to the Company, the impact of year 2000 on the Company's business, results of operations and financial condition cannot be assessed with certainty, although the Company does not believe year 2000 issues will have a material adverse impact on it. The Company will continue to monitor the impact on the Company of issues related to the year 2000.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior officers and on its ability to hire and retain qualified management personnel. The loss of the services of any of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company has entered into employment agreements with certain of its senior officers. The Company has obtained key person life insurance, of which the Company is the beneficiary, on the lives of each of Messrs. Giussani and Chaskin in the amount of $2 million. The Company's future success will also depend on its ability to attract and retain additional management, technical, marketing, sales, financial and other personnel required in connection with the growth and development of its business.

LEGAL PROCEEDINGS INVOLVING THE COMPANY'S CHIEF EXECUTIVE OFFICER

     Mr. Luca Giussani, the Company's president and chief executive officer, was the subject of a criminal proceeding in Italy under Italian law, which was part of a series of indictments issued against numerous people. Specifically, about May 1996 Mr. Giussani was charged with transmitting an invoice in 1991 to a corporation pursuant to an existing consulting contract for consulting services which it is alleged he did not perform. It was alleged that the invoice was used to disguise a political contribution made by that corporation which was unlawful under Italian law. Mr. Giussani was not charged with making an unlawful political contribution; but rather it is alleged that through the use of this invoice, Mr. Giussani facilitated the corporation's falsification of corporate records to disguise the contribution. Mr. Giussani consistently denied any improper conduct in connection with this matter and believed that he would ultimately be vindicated. In October 1997, the trial judge dismissed the claim against Mr. Giussani for lack of evidence. There is currently no criminal proceeding pending against Mr. Giussani; although he has been advised that the investigating magistrates are currently contemplating refiling charges against him and the other former defendants in this case in order to prevent the running of the applicable statute of limitations. There can be no assurance that Mr. Giussani will prevail on the merits with respect to any charges brought against him.

FOREIGN CORRUPT PRACTICES ACT

     As a result of the Public Offering, the Company has become subject to the Foreign Corrupt Practices Act ("FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. The Company may be exposed to liability under the FCPA as a result of past or future actions taken without the Company's knowledge by agents, strategic partners or other intermediaries. Violations of the FCPA may also call into question the credibility and integrity of the Company's financial reporting systems. The Company's focus on certain emerging markets may tend to increase this risk. Such liability under the FCPA could have a material adverse effect on the Company's business, financial condition and results of operations.


FOREIGN EXCHANGE RATE RISKS

     The Company currently bills primarily in United States Dollars and generally is paid by customers outside of the United States either in United States Dollars or in local currency at predetermined exchange rates. Substantially all of the costs to develop and improve the Company's switching facilities and the Network have been, and will continue to be, denominated in United States Dollars. If the United States Dollar appreciates relative to the local currency, then the Company may suffer a competitive disadvantage because its services will grow more expensive than those of its competitors, such as the ITOs, that deal only in the local currency. Any depreciation of the value of the United States Dollar relative to the local currency may adversely affect the Company by effectively increasing the cost of the Company's capital expenditures made in such local currency. As the Company's business develops and expands, the Company anticipates that in many countries it may bill and receive payment in local currency at prevailing exchange rates. The Company's focus on emerging markets may tend to increase the risks that currency fluctuations pose. Although the Company has minimal operations in the Asian countries affected by recent substantial currency fluctuations, there can be no assurance that currency speculation and fluctuation will not affect the Company in Latin America, South Africa, the Middle East or its other emerging markets. The Company monitors exposure to currency fluctuations, and may, as appropriate, use certain financial hedging instruments in the future. However, there can be no assurance that the use of financial hedging instruments will successfully offset exchange rate risks, or that such currency fluctuations will not have a material adverse effect on the Company's business, results of operations and financial condition. See "Risks of International Telecommunications Business" and "Item7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have fluctuated and may continue to fluctuate due to various factors, including the timing of investments, general economic conditions, specific economic conditions in the telecommunications industry, the effects of governmental regulation and regulatory changes, user demands, capital expenditures, costs relating to the expansion of operations, the introduction of new services by the Company or its competitors, the mix of services sold and the mix of channels through which those services are sold, changes in prices charged by the Company's competitors, and other factors outside of the Company's control. Any combination of such factors, or any one of such factors, may in the future cause fluctuations in quarterly operating results. Variations in the Company's operating results could materially affect the price of the Company's Common Stock. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations."

PROTECTION OF INTELLECTUAL PROPERTY

     The Company relies on unpatented proprietary know-how and continuing technological advancements to maintain its competitive position. Although the Company has entered into confidentiality and invention agreements with certain of its employees and consultants, no assurance can be given that such agreements will be honored or that the Company will be able to effectively protect its rights to its unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how.

     The Company has not registered or trademarked "Ursus" and the Company's logo in any jurisdiction. The Company is filing registrations of its name and logo in the United States, but there can be no assurance that it will obtain adequate trademark, service mark or similar protection of its name and logo.

EMPLOYEES

     As of March 31, 1998, the Company had 21 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees is satisfactory.

TRADEMARKS

     The Company has traditionally relied upon the common law protection of its trade name afforded under various local laws, including the United States. However, the Company intends to file for trademark protection of its Ursus name in the United States. It is possible that prior registration and/or uses of the mark or a confusingly similar mark may exist in one or more of such countries, in which case the Company might be precluded from registering and/or using the Ursus mark and/or logo in such countries.

ITEM 2.   PROPERTIES.

     The Company currently occupies approximately 8,087 square feet of office space in Sunrise, Florida, which serves as the Company's principal executive office. The lease has an annual rental obligation of approximately $158,000 and expires on April 30, 2003. The Company believes that such offices are adequate for its current purposes.

ITEM 3.   LEGAL PROCEEDINGS.

     Although the Company is party to litigation in the ordinary course of business, there are no legal proceedings pending or to the knowledge of the Company, threatened, that, if determined adversely to the Company, would have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     (a) Price Range of Common Stock.

     The Common Stock began trading on the Nasdaq National Market on May 13, 1998 under the symbol "UTCC." Prior to such date, no public market for the Company's Common Stock existed. As of June 30, 1998 the Company had 1,000 shares of Series A Preferred Stock issued and outstanding and 6,500,000 shares of Common Stock issued and outstanding, which were held by 6 holders of record. Because many of the Company's shares of Common Stock are held by brokers on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders.

     The following table sets forth, for the periods indicated the high, low and closing sales prices per share of Common Stock as reported by Nasdaq.

                                                   STOCK PRICES
                                                   ------------
                                             HIGH         LOW        CLOSE
                                             ----         ---        -----
    1998 Fiscal Year
    First Quarter (commencing May 13)        $11.75      $8.3125      $8.50
    ended June 30, 1998


     The above quotations represent inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     The Company has not paid any cash dividends to its shareholders since inception and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors.

     (b) Use of Proceeds of Initial Public Offering (the "Offering")

Effective Date of the Company's
Registration Statement:                      May 12, 1998

Commission File Number:                      333-46197

Date the Offering Commenced:                 May 18, 1998

Names of Managing Underwriters:              Joseph Charles & Associates,
                                             Inc., Cohig & Associates, Inc.,
                                             Kashner Davidson Securities
                                             Corporation, Chatfield Dean & Co.
                                             and J.W. Barclay & Company.

Class of Securities Registered:              Common Stock

Amount registered:                           1,500,000 shares of Common Stock(1)

Amount sold:                                 1,500,000 shares of Common Stock

Aggregate price of offering amount
 registered:                                 $14,250,000

Aggregate offering price of amount
 sold:                                       $14,250,000

Expenses: The expenses incurred
for the Company's account  in
connection with the Public
Offering are as follows:

Underwriting Discounts and
 Commissions                                                  $1,104,375
Non-accountable expense allowance                                427,500
Professional fees                                                556,350
Consulting fees                                                   72,000
Listing, printing and related fees                               298,800
Other Expenses                                                  $152,400
                                                                --------
Total Expenses                                               $ 2,601,425
                                                             ===========

     None of the expenses of the Offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net proceeds to the Company from the Public Offering, after deducting the total expenses described above, were approximately $11.6 million.

----------------
(1) Excludes 200,000 shares of Common Stock registered on behalf of certain shareholders of the Company. The Company will not receive any proceeds upon the sale of these securities.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                                                                           YEAR ENDED MARCH 31,
                                                                                           --------------------
                                                                  1994          1995          1996          1997          1998
                                                                  ----          ----          ----          ----          ----
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AND OTHER OPERATING DATA)


Total revenues ........................................        $   848         $ 6,291       $13,228        $20,838     $28,098
Gross profit ..........................................            344           2,544         5,553          8,643       9,565
Operating income (loss) ...............................           (814)            159         1,369          2,004       1,720
Net income (loss) .....................................           (813)            382           790          1,253       1,074
Pro forma net income (loss) per .......................           (.18)            .08           .16            .25         .21
share-basic and dilutive (1)
Pro forma weighted average shares .....................          4,615           4,869         5,000          5,000       5,000
outstanding (1)
EBITDA (2) ............................................           (771)            231         1,463          2,140       1,927
   Total current assets ...............................            381           1,273         2,363          4,566       5,502
   Working capital (deficiency) .......................           (129)            150           811          1,646       1,092
   Total assets .......................................            683           1,720         2,797          5,243       7,733
   Total current liabilities ..........................            510           1,122         1,552          2,920       4,410
   Long term debt, less current .......................            729             730           580            425        --
   portion
   Total shareholders' equity (deficit)................           (563)           (162)          609          1,861       2,948


-----------

(1) Pro forma net income (loss) per common share -basic and dilutive is computed based on the pro forma weighted average number of common shares outstanding during each period and gives retroactive effect to the Stock Split and Recapitalization. See Note 2 to Consolidated Financial Statements.

2) EBITDA represents net income (loss) plus net interest expense (income), income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net income (loss), as a measure of performance, or cash flow as a measure of liquidity. It is included herein because it is a measure commonly used by securities analysts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING THE COMPANY INCLUDED ELSEWHERE IN THIS FORM 10-K

OVERVIEW

     The Company is a provider of international telecommunications services. The Company offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. The Company's primary service is call reorigination, which accounted for approximately 76% of its revenues for the fiscal year ended March 31, 1998. The Company also sells services to other carriers on a wholesale basis. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Russia and France. The Company operates a switched-based digital telecommunications network. The Company installed its first switch in Sunrise, Florida, which became fully operational in October 1993. Revenues were first earned in November 1993. The Company has acquired an additional switch, which was installed in Paris, France during the quarter ended March 31, 1998 and which became operational on March 1, 1998. From November 1993 until the current time, the Company has grown by marketing its services through a worldwide network of independent agents which service in the aggregate approximately 30,850 registered Company subscribers as of March 31, 1998. Usage of the Company's services has increased from 552,374 minutes in the fiscal year ended March 31, 1994 to 31,732,805 minutes in the fiscal year ended March 31, 1998.

GEOGRAPHICAL

     LATIN AMERICA. Historically, the Company derived significant portions of its telecommunications revenue from Latin America, principally from Argentina and Peru. Since most Latin American countries currently restrict competition to a limited number of specific services, the Company has developed a two-stage market penetration strategy to capitalize on current and future opportunities in Latin America. The first step is to take advantage of current market conditions and, within the parameters of the Company's product line, i.e., using the call reorigination access method, to provide the fullest range of services permissible under local regulations. During the fiscal year ended March 31, 1998, Argentina with sales of $3.2 million represented 49% of the Company's total Latin American business followed by Peru with a 24% share. The Company enjoys a top 10 market share among call reorigination companies operating in Argentina and Peru.

     MIDDLE EAST AND AFRICA. The Company is currently a significant operator in certain emerging markets in the Middle East and Africa. The Company is a market leader for alternative access call reorigination in both Lebanon and South Africa. It is anticipated that African revenues will more than double over the next twelve months, not including the high growth markets of Lebanon and Egypt which together produce up to $20,000 of revenue per day. Lebanon grew from $1.4 million in sales in the fiscal year ended March 31, 1996 to $3.2 million in the fiscal year ended March 31, 1997 and $4.2 million in sales for the fiscal year ended March 31, 1998.

     SOUTH AFRICA. Sales grew from $3.8 million for the fiscal year ended March 31, 1997 to sales of $8.1 million for the fiscal year ended March 31, 1998. The Company has expanded its customer base from Johannesburg, South Africa, to Cape Town and Durban, and other South African urban centers. This territory is currently generating between $30,000 and $40,000 per day in revenues. The South African agent currently manufactures its own proprietary network interface dialer in South Africa. In places such as South Africa, the Company and its independent agents maintain close relationships with vendors of internal phone equipment ("PBX") such as Siemens, Plessey and Alcatel. These vendors are integrating and configuring their customer's PBX equipment to utilize the Company as a possible alternative international telecommunications carrier, and the Company maintains a close relationship with the vendors for both pre-sale and retrofit applications.

     EU AND RUSSIA. The EU and Russian markets will be a major focus as the Company pursues its strategy of locating switches at the network center of major switched-based suppliers in Europe.

     FRANCE. The Company's current customers in France (centered in the Paris region) include small and medium-sized businesses and retail individuals. Since installing the Paris switch in March 1998, the Company began to migrate its customers in France from the call reorigination access method currently used to international long distance services utilizing direct access over leased lines and restricted dial-in for customers in closed-user groups. The Company will provide direct access service via a leased line connection between the customer's phone system and the Company's switch in Paris. Following deregulation, the Company may offer long distance services, which are presently restricted to closed user groups, with prefix dialing and value-added services. The services currently provided by the Company in France do not require a license. In accordance with the telecommunications laws passed in France in July 1996, the process of liberalizing the telecommunications market is regulated by a new government authority, and the telecommunications market in France was liberalized on January 1, 1998 along with the markets of most other EU member states. In accordance with the standard terms and conditions and price lists for interconnection with France Telecom, duly approved by the French Telecommunications Authority on April 9, 1997, new operators began interconnecting with France Telecom's PSTN on January 1, 1998.

     RUSSIA. The Company has been active in the Russian market (centered in the Moscow region) for over 24 months, with direct dial up access having replaced call reorigination for approximately 18 months. Traffic has grown to approximately $7,000 to $9,000 per day with the majority of calling derived from the direct dial up access lines from Moscow. Overall, Russia generated sales for the Company of approximately $2.5 million in the fiscal year ended March 31, 1997 from approximately $700,000 in the fiscal year ended March 31, 1996 and posted sales of approximately $2.3 million for the for the fiscal year ended March 31, 1998.

     The Company hopes to expand its Russian business by capitalizing upon the technologically advanced services it offers which compare favorably to the relatively undeveloped services offered by the Russian ITO.

     Minutes of total outgoing international traffic in Russia have dramatically increased from 287 million minutes in 1995 to 851 million minutes in 1996. Historically, about 50% of all international traffic and about 40% of long distance traffic within the Russian Federation originated in Moscow and some 30% of international traffic and about 25% of long distance traffic originated in St. Petersburg. Penetration levels for aggregate telecommunications services in these two cities equal about 46% for Moscow and about 36% for St. Petersburg. Other Russian urban areas with low penetration are less likely in the near future to generate any large international traffic, because there is a much lower business demand and a smaller number of wealthy individuals supporting a market. The overall growth in long-distance and international traffic over the past several years in the Russian Federation did not, however, significantly change the network usage level, which means that Russia still generates one of the lowest levels of per-line international and long distance traffic in the world. This is in large part due to the fact that international and long distance tariffs in Russia have been increasing very rapidly in real terms.

     Despite the recent changes in the Russian telecommunications industry, and recent significant investments in local telecommunications infrastructure, the level of telecommunications service generally available from most public operators in Moscow remains below that available in cities of Western Europe and the United States. Outside Moscow (and, to a lesser extent St. Petersburg), most standard Russian telecommunications equipment is obsolete. For example, many of the telephone exchanges are electromechanical and most telephones still use pulse dialing.

     The telecommunications market in Russia currently includes a number of operators that compete in different offering segments-local, inner-city, international data and cellular services. Growth in the Russian telecommunications industry has been principally driven by businesses in Moscow requiring international and domestic long distance voice and data services and by consumers using mobile telephony. This growth has been most significant as multinational corporations have established a presence in Moscow and Russian businesses have begun to expand. The service sector, which includes operations in distribution, financial services and professional services and tends to be the most telecommunications intensive sector of the economy, is growing rapidly particularly in Moscow. Since moving to a more market-oriented economy, the economic conditions in the outlying regions in Russia have also generally improved. The telecommunications industry in the outlying regions has also experienced recent growth, principally as a result of growth in the industrial sector as well as the establishment of satellite offices in the regions by multinational corporations and growing Russian businesses.

REVENUE

The geographic origin of the Company's revenues is as follows:

                                           YEAR ENDED MARCH 31,
                                           --------------------
                                 1996                1997             1998
                                 ----                ----             ----

Africa ...................    $ 1,403,094       $ 3,899,701       $ 8,346,025
Europe ...................      1,988,030         4,252,104         3,857,504
Latin America ............      6,337,284         7,265,473         6,523,384
Middle East ..............      2,101,864         3,741,890         4,721,592
Other ....................      1,397,802         1,363,852         1,719,272
United States ............           --             315,407         2,930,547
                           --------------------------------------------------
                              $13,228,074       $20,838,427       $28,098,324

The Company's subscriber base has grown as follows:

AS OF:                                                         NUMBER OF
                                                               SUBSCRIBERS

March 31, 1998......................................               30,850
March 31, 1997......................................               15,729
March 31, 1996......................................                9,791

     The number of the Company's independent agents has varied as follows:

AS OF:                                           NUMBER OF INDEPENDENT
                                                    AGENCY AGREEMENTS

March 31, 1998..............................                14
March 31, 1997..............................                17
March 31, 1996..............................                15


     The percentage of retail (minutes sold to retail end users) and wholesale (minutes sold to other telecommunication carriers) revenues has been as follows:

PERIOD ENDED                                              RETAIL       WHOLESALE
                                                           %              %
Year Ended March 31, 1998.............................    86.1%         13.9%
Year Ended March 31, 1997.............................    98.5%          1.5%
Year Ended March 31, 1996............................     100%            -


     The Company expects that wholesale revenues will increase in the near term, and may become a more significant portion of the Company's total revenue. The Company generates retail revenues primarily through its independent agents. No single Company subscriber represents 1% or more of the Company's revenue. Agency agreements generally are exclusive and typically have an initial term of five years with two additional three-year renewal periods. The four largest independent agents account for approximately 65% of the Company's revenue for the fiscal year ended March 31, 1998. Any material disruption in or termination of these agreements could have a material adverse effect on the Company's operations.

     The Company believes its retail services are priced below those of the ITOs in each country in which the Company offers its services. Prices for telecommunications services in many of the Company's core markets have declined as a result of deregulation and increased competition. The Company believes that worldwide deregulation and increased competition are likely to continue to reduce the Company's retail revenues per billable minute. The Company believes, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by the Company's customers, and by decreased cost per billable minute as a result of the deployment of direct access facilities, the application of IP telephony technology particularly for fax transmissions and the Company's ability to exploit purchasing discounts based on increased traffic volumes.

COST OF GOOD SOLD AND GROSS MARGIN

     The most significant portion of the Company's cost of telecommunications services are transmission and termination costs, which vary based on the number of minutes used. The Company purchases switched minutes from other carriers. The Company has historically purchased a portion of the minutes subject to fixed volume commitments. Several carriers may exercise their right to terminate service agreements upon 30 day notice. The Company has historically been able to arrange favorable volume purchase arrangements based upon its high usage and excellent credit history, and these arrangements continue under more recent terminable agreements.

     During the last year, the Company's segment of the international telecommunications industry has experienced a general tightening of gross margins due to declining retail and wholesale prices. The Company's own gross margin results, particularly for the fiscal year ended March 31, 1998, have reflected this trend. Factors impacting the Company's lower gross margin compared to earlier periods include declining retail prices, development of the wholesale business with lower profit margins (averaging approximately 5% to 10%), and increased incremental costs associated with the Company's call reorigination customers. The reduction in retail prices reflects increased competition arising from deregulation as well as the Company's strategic decision to gain market share and increase revenue through more competitive pricing. By increasing total minutes purchased through aggressive retail expansion and development of a wholesale business, the Company expects to reduce the rates it pays for switched minutes through volume discounts and other mechanisms. The benefits of such cost reductions have a slower impact on the Company's operating results compared to the more immediate revenue reductions resulting from price discounting. The Company expects that deregulation and increasing competition will continue to reduce revenues per minute thereby reducing profit margins, particularly for the Company's call reorigination business, which results in high variable costs, including non-billable access costs.

     The Company's costs of providing telecommunications services to customers consist largely of: (i) variable costs associated with origination, transmission and termination of voice and data telecommunications services over other carriers' facilities, and (ii) costs associated with owning or leasing and maintaining switching facilities and circuits. Currently, the variable portion of the Company's cost of revenue predominate, based on the large proportion of call reorigination customers and the number of minutes of use transmitted and terminated over other carrier's facilities. Thus, the Company's existing gross profitability primarily reflects the difference between revenues and the cost of transmission and termination over other carrier's facilities. Therefore, the Company seeks to lower the variable portion of its cost of services by eventually originating, transporting and terminating a higher portion of its traffic over its own Network or via media such as the Internet and private data networks, and by increasing its purchasing power and volume discounts through the increase of the number of minutes it purchases from other carriers.

     The Company realizes higher gross margins from its retail services than from its growing wholesale services. However, wholesale services provide a source of additional revenues and add significant minutes originating and terminating on the Company's Network, enhancing the Company's purchasing power for switched minutes and enabling it to take advantage of volume discounts.

     The Company seeks to reduce its cost of revenues by expanding and upgrading the Network, adding to the Network more owned and leased facilities, and increasing the traffic volume carried by these facilities, so that the percentage of the Company's revenues based on variable costs, including higher access costs from call reorigination, will decline as revenues based on a fixed cost structure increase, thereby allowing the Company to spread the fixed costs over increasing traffic volumes; negotiating lower cost of transmission over the facilities owned and operated by other carriers, principally through increased purchasing volumes; and expanding the Company's least cost routing choices and capabilities.

     The Company's overall gross margins may, however, fluctuate in the future based on its mix of wholesale and retail international long distance services and the percentage of calls using direct access and/or call-through compared to call reorigination.

OPERATING EXPENSES

     Operating expenses include; commissions, selling expenses, general and administrative expenses and depreciation and amortization expenses.

     The Company pays commission expense to its network of independent agents pursuant to long-term agency agreements. The Company's decision to use independent agents has been driven by the low initial fixed costs associated with this distribution channel, and the agents' familiarity with local business and marketing practices. The percentage of retail revenue paid for commissions has been as follows:

Year Ended March 31, 1998............................................17.3%
Year Ended March 31, 1997............................................18.4%
Year Ended March 31, 1996............................................18.4%


     Because the Company's contracts with its agents generally are long-term, the Company expects these costs to remain stable as a percentage of revenue. The Company has not paid commissions to generate wholesale sales. The aggregate sales commissions paid by the Company have increased over the past three years as its business has expanded. The Company anticipates that in the future revenues from direct access (which carries lower commission rates) and especially wholesale services (which involve minimal or no commissions) will increase relative to its existing services, and therefore commissions will decline as a percentage of revenues.

     Selling expenses (exclusive of commissions) consist of selling and marketing costs, including salaries and benefits, associated with attracting and servicing independent agents. The Company performs standard due diligence prior to signing agency agreements and then expends significant time training the agents in the Company's practices and procedures.

     The Company's general and administrative expenses consist of salaries and benefits and corporate overhead. Included in salaries through March 31, 1998 is a bonus of approximately $588,000 paid to two officers of the Company. These arrangements have been terminated and replaced with new employment agreements. Bad debt expense has never exceeded 0.5% of total revenue. In addition, the cost of collecting accounts receivable is minimal. The Company has achieved these results because of its ability to attract, train and retain high quality independent agents and because the independent agents contractually assume the risk of credit loss and the cost of collection on the underlying sales. The Company's financial results may reflect higher levels of bad debt losses as its wholesale and other lines of business expand and as it makes equity investments in its independent agents. The Company expects that general and administrative expenses may increase as a percentage of revenues in the near term as the Company incurs additional costs associated with its development and expansion, expansion of its marketing and sales organization, and introduction of new telecommunications services.

     In addition to the Company's efforts to reduce its cost of goods sold by migrating customers to direct access by deploying IP telephony technology and maximizing volume discounts, the Company also actively manages and seeks to reduce its selling, general and administrative expenses. As part of this focus, the Company uses its network of exclusive independent agents to bear much of the marketing expenses that its competitors may bear directly. Furthermore, the Company's strategy of using its competitors' infrastructure to carry its telecommunications traffic also controls the Company's fixed costs. The Company aggressively manages its back office systems, by developing and implementing efficient computerized systems in order to maximize selling, general and administrative expenses ("SG&A") efficiency (e.g., revenue and EBITDA per Dollar of SG&A) and maximize the Company's existing productivity per employee.

     Depreciation and amortization expense consists primarily of the expenses associated with the Company's investments in equipment, and will continue to increase substantially as the Company installs additional switches and other fixed facilities. The Company expects these increased costs will be amortized over an increased revenue base, resulting in stable percentage costs.

     Other income (expense) consists primarily of interest expense on long-term debt and interest income earned in connection with advances to officers and consultants and short-term investments.

                          SUMMARY OF OPERATING RESULTS
                      (STATED AS A PERCENTAGE OF REVENUES)


                                                                                   YEAR ENDED MARCH 31,
                                                                                   -------------------
                                                                               1996         1997          1998
                                                                               ----         ----          ----

Revenues ............................................................         100.0%        100.0%        100.0%
Cost of revenues ....................................................          58.0          58.5          66.0
Gross profit ........................................................          42.0          41.5          34.0
Operating expenses:
    Commission ......................................................          18.4          18.1          14.9
    Selling, general and administrative .............................          12.5          13.2          12.3
    Depreciation and amortization ...................................           0.7           0.6           0.7
Total operating expenses ............................................          31.6          31.9          27.9
Operating income ....................................................          10.3           9.6           6.1
Other expense (income) ..............................................           0.4           0.1           0.0
Income before income taxes ..........................................           9.9           9.6           6.2
Income tax expense ..................................................           4.0           3.5           2.5
Net income ..........................................................           6.0           6.0           3.8


YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

     REVENUES. Revenues increased $7.3 million (34.8%) from $20.8 million in the fiscal year ended March 31, 1997 to $28.1 million in the fiscal year ended March 31, 1998. The increase in revenues reflects increased billed retail customer minutes, particularly in the South African and Middle Eastern markets. In addition, the Company earned $3.9 million of wholesale revenue in the fiscal year ended March 31, 1998, as compared to $315,000 in the fiscal year ended March 31, 1997.

     COST OF REVENUES. Cost of revenues increased by $6.3 million (52%) from $12.2 million in the fiscal year ended March 31, 1997 to $18.5 million in the fiscal year ended March 31, 1998. The increase in cost of revenues primarily reflects an increase in sales volume, based on number of minutes sold. Costs of revenues as a percentage of sales increased from 58.5% to 66%, because selling prices per minute decreased faster than costs per minute. This increase in the Company's costs as a percentage of revenues primarily reflects declining retail prices, the growth of the less profitable wholesale business, and increasing incremental non-billable access costs associated with the Company's call reorigination business. As discussed in "Cost of Goods Sold and Gross Margin" above, retail price reductions tend to reduce gross revenues before the benefits of the negotiated volume-based rate reductions by carriers can be realized, a fact which resulted in a decline in the gross profit margin in the retail segment of revenues from 41.4% for the fiscal year ended March 31, 1997 to 37.9% for the fiscal year ended March 31, 1998. The Company's margins for fiscal year ended March 31, 1998 reflected this trend, despite the increased costs of revenues being in part mitigated by the settlement of a dispute regarding a purchase contract from a supplying carrier. The effect of such settlement was a one-time savings in cost of revenues equal to 3.5%.

     GROSS PROFITS. Gross profit increased $1 million (10.7%) from $8.6 million in the fiscal year ended March 31, 1997 to $ 9.6 million in the fiscal year ended March 31, 1998. As a percentage of revenue, gross profit decreased 7.5% from 41.5% in the fiscal year ended March 31, 1997 to 34.0% in the fiscal year ended March 31, 1998. Gross profit margin decreased because sales price per minute decreased faster than cost price per minute, and the Company began its wholesale carrier business which operates on much lower gross profit margins of 9.9% as compared to 37.9% for the retail segment for the fiscal year ended March 31, 1998. The reduction in prices reflects price competition from deregulation as well as the Company's strategic decision to gain market share and increase revenue through more competitive pricing. By increasing total minutes purchased not only through aggressive retail expansion, but also through expansion of its wholesale business, the Company eventually expects to reduce the rates it pays for switched minutes through volume discounts and other mechanisms.

     OPERATING EXPENSES. Operating expenses increased $1.2 million (18.2%) from $6.6 million in the fiscal year ended March 31, 1997 to $7.8 million in the fiscal year ended March 31, 1998. The increase was due to an increase in commission expense of $0.4 million (reflecting increased gross revenues in spite of a 1.1% decrease in total commission paid to agents as a percentage of retail revenues), and increases in salaries and wages of $0.5 million and a general SG&A expenses increase of $0.2 million. Operating expenses as a percentage of revenues decreased by 4%, primarily because additional SG&A expenses were more than offset by increased revenues in the fiscal year ended March 31, 1998, and the Company's SG&A expenses were absorbed by a larger base of revenues.

     Depreciation and amortization expense increased approximately $70,000 from approximately $126,000 in the fiscal year ended March 31, 1997 to approximately $196,000 in the fiscal year ended March 31, 1998 as a result of switch upgrades, the purchase of additional computer equipment and software, and leasehold improvements.

     INTEREST EXPENSE. Interest was approximately $39,000 in the fiscal year ended March 31, 1997 and $24,000 in the fiscal year ended March 31, 1998, reflecting a reduction in the Company's outstanding long-term debt.

     OPERATING INCOME. Operating income decreased $0.3 million from $2.0 million in the fiscal year ended March 31, 1997 to $1.7 million in the fiscal year ended March 31, 1998 primarily as a result of decreased gross margin rates due to the increase in cost of revenues from 58.5% to 66% of revenues, this despite the fact that total operating expenses as a percentage of revenues decreased by 4%. Other operating expenses did not change significantly.

     NET INCOME. As a result of all of the foregoing factors including a 26% increase in SG&A, and in particular because of the Company's strategic decision to increase its gross revenues through price reductions, the Company's net income decreased approximately $179,000 from approximately $1.3 million in the fiscal year ended March 31, 1997 to approximately $1.1 million in the fiscal year ended March 31, 1998.

YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

     REVENUES. Revenues increased $7.6 million (57.6%), from $13.2 in 1996 to $20.8 million in 1997. The increase in revenues primarily resulted from an increase in billed customer minutes from retail sales, principally in the international call reorigination business. This increase reflects the Company's increased market penetration, especially in the South African, Russian and Middle Eastern markets. The total number of independent agents increased from 15 to 17. In addition, the Company earned wholesale revenues of $0.3 million in 1997 with no corresponding amount in 1996.

     COST OF REVENUES. Cost of revenues increased $4.5 million (58.9%) from $7.7 million in 1996 to $12.2 million in 1997, principally reflecting the increased amount of traffic being handled by the Company. The slight (0.5%) increase in cost of revenues as a percentage of revenues reflects the Company's wholesale revenues in the fiscal year ended March 31, 1998 (with a lower profit margin than retail revenues) of $0.3 million, with no corresponding amount in the fiscal year ended March 31, 1997.

     GROSS PROFIT. Gross profit increased $3.1 million (55.6%) from $5.5 million in 1996 to $8.6 million in 1997 reflecting the increase in number of minutes billed. As a percentage of revenue, gross profit decreased from 42.0% in 1996 to 41.5% in 1997. The gross profit margin on the retail segment of the business was 41.4% compared to 42% for the fiscal year ended March 31, 1997, while wholesale revenues generated a 48% gross profit margin, which was unusually high due to a one-time favorable rate arbitrage opportunity on a route to Thailand.

     OPERATING EXPENSES. Operating expenses increased $2.4 million (58.7%) from $4.2 million to $6.6 million. This increase was due to an increase in commission costs of $1.3 million attributable to the increased sales volume generated by the Company's independent agents. Bonuses paid to officers pursuant to their employment agreements, additional consulting and travel expenses related to maintaining and improving agency relations, additional legal and professional fees and travel expenses related to the attempt by the Company to secure expansion financing and negotiate strategic alliances resulted in increased costs of $0.5 million. In addition, the Company increased staffing levels from 12 to 17 and secured additional office facilities at its headquarters in Sunrise, Florida resulting in increased costs of $0.2 million. The growth in other categories of operating expenses of $0.4 million related primarily to the Company's increased level of activity.

     Depreciation and amortization expense increased approximately $30,000 as a result of switch upgrades, the purchase of additional computer equipment and software, and leasehold improvements incurred in connection with the office expansion.

     As a percentage of revenue, operating expenses increased slightly to 31.9% in 1997 from 31.6% in 1996, as additional revenue offset the additional costs and expenses.

     OPERATING INCOME. Operating income increased by $0.6 million (46.4%) from $1.4 million in 1996 to $2.0 million in 1997. As a percentage of revenue, operating income decreased by 0.7% to 9.6% in 1997 from 10.3% in 1996, primarily reflecting a 0.5% reduction created by the impact of the commencement of the lower margin wholesale business in 1997.

     INTEREST EXPENSE. Interest expense decreased to approximately $40,000 from approximately $60,000, reflecting reductions in long-term debt.

     NET INCOME. As a result of these factors, and principally reflecting the growth in the Company's minutes billed to customers, net income increased to $1.3 million from $0.8 million in 1996.

YEAR ENDED MARCH 31, 1996 COMPARED TO MARCH 31, 1995

     REVENUES. Revenues increased $6.9 million (110.3%) from $6.3 million in 1995 to $13.2 million in 1996, primarily from an increase in billed customer minutes from international call reorigination. The Company also opened new markets by entering into four new independent agency agreements in the period, and increased its market penetration within existing markets.

     COST OF REVENUES. Cost of revenues increased $4.0 million from $3.7 million in 1995 to $7.7 million in 1996, primarily as a result of the increase in traffic volume. Cost of revenues as a percentage of revenues decreased from 59.6% to 58.0%, reflecting the negotiation of volume discounts and other favorable carrier agreements.

     GROSS PROFITS. Gross profits increased $3.0 million (118.3%) from $2.5 million in 1995 to $5.6 million in 1996. As a percentage of revenue, gross profit increased to 42.0% in 1996 from 40.4% in 1995 due to favorable negotiations of the cost of switched minutes provided by carriers.

     OPERATING EXPENSES. Operating expenses increased $1.8 million (75.4%) from $2.4 million in 1995 to $4.2 million in 1996. As a percentage of revenues, overall operating expenses decreased from 37.9% in 1995 to 31.6% in 1996, primarily because increased selling, general and administrative expenses were more than offset by increased revenues in the period, and the Company's overhead expenses were absorbed by a larger base of revenues. Commissions increased by $1.2 million from 1995 to 1996 as a direct result of increased revenues. Commissions as a percentage of revenue decreased from 19.5% in 1995 to 18.4% in 1996, primarily because of commission adjustments with the agents. Officers' salaries and bonuses increased $0.2 million from $0.4 million in 1995 to $0.7 million in 1996 primarily as a result of the provisions, in effect until December 31, 1997, contained in the officers' contracts that provided for bonus payments as a fraction of the Company's income before taxes. These agreements have been terminated and replaced by new contracts with these officers effective January 1, 1998. Other expenses increased $0.3 million, primarily as a result of increases in employment and payments under a consulting agreement.

     Depreciation and amortization expense increased approximately $20,000 from approximately $70,000 in 1995 to approximately $90,000 in 1996, primarily due to capital expenditures for switch equipment and computer equipment.

     INTEREST EXPENSE. Interest expense was approximately $60,000 in 1995 and 1996. Average long-term debt outstanding, and the interest rate charged during the two periods did not change significantly.

     OPERATING INCOME. Operating income increased by $1.2 million, from $0.2 million in 1995 to $1.4 million in 1996, as a result of increased sales and the resultant increased gross profit. In addition the Company's operating expenses declined from 37.9% to 31.6% of total revenues from 1995 to 1996 as a result of a decrease in the commission pay-out to agents and a decrease in SG&A of 6.5% in relation to total revenues.

     NET INCOME. Net income increased $0.4 million (107%) from $0.4 million in 1995 to $0.8 million in 1996 as a result of increased levels of operating income and the elimination of the Company's deferred tax asset valuation allowance in 1995 resulting in an increased income in 1995 of $0.3 million. Had this tax benefit not been realized in 1995, net income in 1996 would have increased by $0.7 million over 1995 amounts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder and capital leases.

     Subsequent to December 31, 1997, the Company repaid an outstanding term loan of $85,000 from Citibank-Zurich and terminated its loan agreement. In the fourth quarter of fiscal 1998, the Company acquired a switch and other equipment under capital leases. The assets had a capitalized cost of approximately $369,000. See "Notes to Consolidated Financial Statements-Note 6."

     Net cash provided by operating activities was $0.7 million in 1996, $0.9 million in 1997 and $1.5 million in 1998. The net cash provided by operating activities in 1996 and 1997 mainly reflects net earnings offset by an increase in accounts receivable relative to accounts payable to carriers. For the fiscal year ended March 31, 1998 compared to the same period in 1997, net cash provided by operating activities increased by approximately $0.6 million reflecting net earnings being offset by an increase in accounts receivable resulting primarily from longer payment cycles from the Company's agents, relative to the Company's accounts payable to carriers. In addition, an income tax receivable which represented an overestimation of actual tax payments in prior periods was applied against estimated tax payments for the current period.

     Net cash used in investing activities was $0.2 million in 1996, $0.4 million in 1997 and $.3 million in 1998. The net cash used in investing activities in 1995, 1996, and 1997 principally reflects an increase in equipment purchases. Net cash used in investing activities for the fiscal year ended March 31, 1998 was $0.3 million principally reflecting an increase in equipment purchases and partially offset by repayments of loans by related parties.

     Net cash used in financing activities was approximately $150,000 in 1996, $155,000 in 1997 and $944,000 in 1998. The activities consisted of debt repayment, primarily to the Company's bank for long-term financing obtained in 1993 and 1994. Net cash used in financing activities for the fiscal year ended March 31, 1998 was approximately $944,000 reflecting debt repayment and deferred costs related to the Company's Public Offering.

     The Company expects that the net proceeds from the Public Offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 12 to 18 months. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Public Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, the Company may seek in the near future to enter into a financing arrangement. Other future sources of capital for the Company could include public and private debt, including a high yield debt offering, and equity financing. There can be no assurance that any such sources of financing would be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally.

SEASONALITY

     The Company has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, COMPREHENSIVE INCOME: FINANCIAL STATEMENT PRESENTATION (FASB) which requires all items that are required to be recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 is effective for the Company's fiscal year ending March 31, 1999. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," and amends SFAS No. 94, "CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. This approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on information management uses in making business decisions and assessing performance. This new approach may result in additonal information being disclosed and may require new interim information not previously reported. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information and not its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize futures, options or other derivative instruments. See "Item 1- Foreign Exchange Rate Risks."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required pursuant to this item are included in
Part III, Item 14 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following set forth the executive officers and directors of the
Company:

 NAME                     AGE                  POSITION

 Luca M. Giussani        44    President, Chief Executive Officer and Director
 Jeffrey R. Chaskin      45    Executive Vice President, Chief Operating Officer
                               and Director
 Johannes S. Seefried    39    Chief Financial and Chief Accounting Officer and
                               Director
 Gregory J. Koutoulas    49    Vice President, Controller and Secretary
 Richard C. McEwan       43    Vice President
 William Newport         62    Director, Chairman of the Board of Directors
 Kenneth L. Garrett      55    Director

     Luca M. Giussani, a co-founder of the Company, has served as President, Chief Executive Officer and Director of the Company since its inception. Mr. Giussani currently works full time for the Company in the United States. Prior to co-founding the Company with Mr. Chaskin, Mr. Giussani served as an advisor to a number of developing countries for the restructuring of their foreign debt, as well as a consultant to several public sector Italian contractors specializing in the construction of power plants. Prior to 1993, Mr. Giussani was an officer of Orient & China S.P.A., a trading company specializing in transactions with China, and in the following concerns that provided consulting services to Italian contractors: Intraco P.E.F., Balzar Trading Ltd. and Ursus Finance Ltd.

     Jeffrey R. Chaskin is a co-founder of the Company and has been its Chief Operating Officer and a Director since its inception. Mr. Chaskin has had a key role in the development of various telecommunications companies, and has consulted to the industry since 1981 including consulting regarding call center and switched network operations for CIL, Federal Express, CBN, ASCI and others.

     Johannes S. Seefried has been Chief Financial Officer of the Company since February 1997, and its Chief Accounting Officer and a Director since February 1998. Prior to 1994, Mr. Seefried held executive positions in corporate finance and securities sales with commercial and investment banking organizations, both in the United States and Europe. From 1990 to 1993, Mr. Seefried was employed by Banco Santander, a commercial and investment banking group. Mr. Seefried's primary responsibilities at the Santander Group included serving as a Vice President of corporate business development, including mergers and acquisitions. From 1994 to 1996, Mr. Seefried served as Managing Partner of Seefried Forstverwaltung, a privately-owned forestry and property management company. Mr. Seefried is a graduate of the Stanford Graduate School of Business, 1994, and the School of Foreign Service at Georgetown University, 1983.

     Gregory J. Koutoulas has been Vice President of Finance and Secretary of the Company since April 1995 and Controller since November 1994. From 1990 to 1994, Mr. Koutoulas served as Controller of F.A.S.T., INC., a wholesale distributor of health and beauty aids. Prior to his position with F.A.S.T., INC., from 1987 to 1989, Mr. Koutoulas was employed by Bertram Yacht, a manufacturer of luxury yachts, as Manager of Financial Analysis and Cost Accounting. Mr. Koutoulas received a B.S. in Economics with a concentration in Accounting from Purdue University in 1971 and is a licensed Certified Public Accountant.

     Richard C. McEwan has been Vice President of Agency Relations since September 1, 1997. Prior to joining the Company on a full-time basis, Mr. McEwan was a consultant to the Company since its inception after leaving Gateway USA where he served as its Director of International Development since 1990. From 1988 to 1990 Mr. McEwan was co-founder and Executive Vice President of Gateway Asia-Taiwan, the first overseas agency of Gateway USA providing call reorigination services. Mr. McEwan also provides consulting services to the Company's agent in the Bahamas. Mr. McEwan received a B.A. from Brigham Young University in 1980 and a Masters of International Management from the American Graduate School of International Management (Thunderbird) in 1982.

     William M. Newport became a Director and Chairman of the Board of Directors of the Company in February 1998. Mr. Newport was Chief Executive Officer of AT&T's cellular business from 1981 to 1983. In 1983, Mr. Newport joined the Bell Atlantic Corporation when it was formed as a result of the AT&T divestiture and retired in December 1992 from the Bell Atlantic Group as a Vice President for Strategic Planning, after a 36-year career in the telecommunications industry. Mr. Newport served as a director of Integrated Micro Products, a manufacturer of fault tolerant computers for telecommunications equipment vendors, from 1994 to 1996, and currently serves as a director of the Corporation for National Research Initiatives, a non-profit information technology research and development company, Authentix Networks, Inc., a wireless roaming fraud prevention and detection service provider, Ovum Holdings plc., a telecommunications consulting firm, and Condor Technology Solutions, a publicly traded company that provides information technology services, such as information systems development, networking, desk top computing systems and design installations. Mr. Newport holds degrees in Electrical Engineering from Purdue University and in Management from the Sloan School of Management at M.I.T.

     Kenneth L. Garrett became a director of the Company in April 1998. From 1994 to 1998, Mr. Garrett was President of KLG Associates, Inc., a telecommunications consulting firm specializing in the design and operations of networks, and was a member of the executive committee of Tri State Investment Group II LLC, a group providing venture capital based in North Carolina. From 1989 to 1994, Mr. Garrett was a Senior Vice President in charge of AT&T's Network Services Division, and from 1964 to 1989, he worked in a number of capacities in operations, sales and marketing within the AT&T organization. Also, from 1971 to 1973, Mr. Garrett worked as district plant manager at Pacific Bell Telephone Company in San Francisco. Mr. Garrett holds degrees in Chemical Engineering from Iowa State University and in Management from the Sloan School of Management at M.I.T.

     The directors are divided into three classes, denominated Class I, Class II and Class III, with the terms of office expiring at the 1999, 2000 and 2001 annual meeting of shareholders, respectively. The directors have initially been divided into classes as follows: Class I: Mr. Giussani and Mr. Chaskin, Class
II: Mr. Seefried and Mr. Newport and Class III: Mr. Garrett. At each annual meeting following such initial classification and election, directors elected to succeed those directors whose terms expire will be elected for a term to expire at the third succeeding annual meeting of shareholders after their election. All officers are appointed by and serve, subject to the terms of their employment agreements, if any, at the discretion of the Board of Directors.

     SECTION 16A

     Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Summary Compensation Table below provides certain summary information concerning compensation paid or accrued during the fiscal years ended March 31, 1998, 1997 and 1996 by the Company to or on behalf of the Chief Executive Officer and the three other executive officers of the Company.


                      ANNUAL COMPENSATION
                      -------------------
             NAME AND                   YEAR           SALARY                BONUS          OTHER ANNUAL
        PRINCIPAL POSITION              ----           ------                -----          COMPENSATION
        ------------------                                                                  ------------
Luca M. Giussani................        1998          $187,615             $281,909         $38,100(1)
President and Chief Executive           1997          $170,000             $251,405         $8,200(1)
Officer                                 1996          $170,000             $164,326         $4,704(1)

Jeffrey R. Chaskin (2)                  1998          $187,615             $281,909         $32,516(1)
Executive Vice                          1997          $170,000             $251,405         $4,583(1)
President and                           1996          $170,000             $164,326         $3,057 (1)
Chief Operating Officer

Johannes S. Seefried (3)                1998          $137,942              $75,000         $1,490(1)
Chief Financial                         1997           $61,981                 -                -
and Accounting Officer

Richard McEwan (4)                      1998           $76,000              $40,000         $20,962(5)
Vice President of                       1997              -                    -            $50,000(5)
Agency Relations                        1996              -                    -            $50,000(6)


-----------

(1) Consists of the use of Company automobile, prepaid bonuses and vacation pay.

(2)  Does not include compensation paid to Mr. Chaskin's wife, Joanne M.
     Canter, an employee of the Company. Ms. Canter's salary for 1996, 1997 and 1998 was $18,692, $18,000 and $18,069, respectively.

(3)  Mr. Seefried joined the Company on July 8, 1996.

(4)  Mr. McEwan joined the Company on September 1, 1997.

(5)  Consulting fees paid from April 1, 1997 to August 30, 1997.

(6)  Consulting fees.

LONG TERM COMPENSATION

     In connection with the Public Offering the Company established the 1998 Stock Incentive Plan, whereby 1,000,000 shares of Common Stock were authorized for issuance. As of March 31, 1998 no options were granted under such plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of July 1, 1998 relating to the beneficial ownership of Common Stock by (i) those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all of the Company's directors and executive officers as a group.


NAME OF BENEFICIAL OWNER                                           NUMBER OF                   PERCENT
-------------------------                                            SHARES                    OF OWNERSHIP
                                                                   ----------                  ------------
Ben Christian Rispoli (1) ....................................        375,000                     5.6%
Luca M. Giussani (1)(2) ......................................    4,200,000(4)                   62.5%
Jeffrey R. Chaskin ...........................................      575,000(4)                    8.6%
Johannes S. Seefried .........................................       50,000(5)                     (7)
Gregory J. Koutoulas (9) .....................................         --                          --
Richard McEwan (3) ...........................................         --                          --
William Newport ..............................................        7,500(6)                     (7)
Kenneth L. Garrett ...........................................        5,000(8)                     (7)
All Executive Officers
and Directors as a Group
(7 Persons) ..................................................    4,837,500(4)(5)(6)(8)          72.0%


-----------

(1) Held by Fincogest S.A., a Swiss nominee entity, whose holdings of Common Stock are beneficially owned by Mr. Giussani (91.7%) and Ben
     Christian Rispoli (8.3%), residing at Corso Marconi 92, San Remo, Italy.
     Each of Mr. Giussani and Mr. Rispoli has sole voting and investment power with respect to his shares of Common Stock.

(2)  Fincogest, S.A. also owns 100% of the outstanding shares of Series A
     Preferred Stock of the Company, all of which are beneficially owned by Mr.
     Giussani, who holds sole voting and investment power with respect to the Series A Preferred Stock.

(3) Excludes 10-year options to purchase 100,000 shares of Common Stock granted to Mr. McEwan, one-half vesting one year after the Public Offering, and one-half vesting on August 31, 1999.

(4)  Includes 10-year options to purchase 75,000 shares of Common Stock.

(5)  Includes 10-year options to purchase 50,000 shares of Common Stock.

(6)  Includes 10-year options to purchase 7,500 shares of Common Stock.

(7)  Less than 1%.

(8)  Includes 10-year options to purchase 5,000 shares of Common Stock.

(9) Excludes 10-year options to purchase 20,000 shares of Common Stock that vest one year after the Public Offering.

     As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). Accordingly, they may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     LOANS AND ADVANCES TO EXECUTIVE OFFICERS

     Between December 26, 1995 and July 15, 1997, the Company loaned an aggregate of $127,000 to Luca Giussani, its Chief Executive Officer. The loans were evidenced by unsecured notes bearing interest at 7.65% per annum. In addition, the Company made cash advances totaling $4,749 on behalf of Mr. Giussani during this period. At March 31, 1998, Mr. Giussani had repaid all outstanding balances owed to the Company.

     During fiscal 1995, 416.67 Class C shares were issued to Jeffrey Chaskin, the Company's Chief Operating Officer, in exchange for a $18,750 promissory note bearing interest at 7.65% per annum, due March 1, 1997. Mr. Chaskin's 541.67 Class C shares were pledged as security for the note. On February 21, 1997, this loan was converted to an unsecured note bearing interest at 7.65% per annum, payable by February 21, 1998. Mr. Chaskin repaid the loan in full on December 19, 1997.

BONUSES PAID TO EXECUTIVE OFFICERS

     Pursuant to the employment agreements effective January 1, 1998, all bonuses, including any advance payments, paid to Messrs. Giussani and Chaskin through December 1997 comprise the entire bonus to which each is entitled in respect of the 1998 fiscal year. They also waived any other claims for compensation from the Company accruing prior to January 1, 1998. Messrs. Giussani and Chaskin each received $281,909 in bonuses under these agreements for fiscal year ended March 31, 1998.

TERM LOANS AND GUARANTEE BY CHIEF EXECUTIVE OFFICER

     During 1993, the Company entered into two term loan agreements with Citibank-Zurich providing for an aggregate loan amount of $730,000. The due dates of the two loans were May 20, 1996 and November 11, 1996, respectively. During 1995 and through April 1996, the Company repaid a total of $250,000 on the term loans. In June 1996, the Company replaced the two existing term loans with a new term loan with the same lender in the amount of $500,000 due August 31, 1998. During the fourth quarter of fiscal 1998 the Company repaid the remaining balance of $85,000 and terminated the loan agreement.

     Luca Giussani, the Company's Chief Executive Officer, provided security for these term loans by pledging money-market accounts equal to 100% of the outstanding loan balances.

AGREEMENTS WITH RISPOLI

     On November 1, 1995, the Company entered into a one-year consulting agreement with Ben Rispoli, a minority shareholder of the Company. The agreement automatically renews for successive one-year terms unless either party provides written notice of non-renewal. Pursuant to the agreement Mr. Rispoli will provide consulting services to assist the Company's marketing efforts for a monthly retainer of $11,250, plus reimbursement of reasonable travel expenses.

     On January 20, 1998, Messrs. Giussani, Rispoli and the Company entered into an agreement (the "January Agreement"). The January Agreement resolved the matter of Mr. Rispoli's beneficial interest in the Company's securities held in a fiduciary capacity by Fincogest, S.A. ("Fincogest"). Fincogest is a nominee Swiss entity that holds record title for the Company's securities beneficially owned by Mr. Giussani as well as Mr. Rispoli. Mr. Rispoli had a beneficial interest in the securities held by Fincogest since the Company's inception. The January Agreement resolves that Mr. Rispoli beneficially owns 8.3% of the Common Stock held by Fincogest, and that Mr. Giussani beneficially owns the remaining 91.7% of the Common Stock and all of the Series A Preferred Stock. The January Agreement also extends Mr. Rispoli's consulting agreement to December 31, 1998 and provides that the consulting agreement cannot be terminated except for "cause" and modified the agreement to include an additional payment of $15,000 upon consummation of the Public Offering.

     Between December 21, 1995 and June 26, 1996, the Company loaned $65,000 in the aggregate to Ben Rispoli. The notes are unsecured and bear interest at the rate of 7.65% per annum. Beginning in September of 1997, the consultant's monthly retainer was offset by the Company against the consultant's outstanding loan balance and accrued interest. At March 31, 1998, all amounts due to the Company by the consultant have been offset against the consultant's retainer.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.    Financial Statements.

               The following consolidated financial statements of the Company are included herein :
                                                                          Page

               Report of Independent Certified Public Accountants         F-1
               Consolidated Balance Sheets                                F-2
               Consolidated Statements of Income                          F-3
               Consolidated Statements of Shareholders
                   Equity (Deficit)                                       F-4
               Consolidated Statements of Cash Flows                      F-5
               Notes to Consolidated Financial Statements                 F-7

         2.    Financial Statements Schedules
               Schedule II: Valuation and Qualifying Accounts             S-1
               (Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included herein)

         3. Exhibits. Reference is made to the Exhibit Index, which is found on pages 51 of the Form 10-K.

               Report of Independent Certified Public Accountants


Board of Directors
Ursus Telecom Corporation

We have audited the accompanying consolidated balance sheets of Ursus Telecom Corporation as of March 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ursus Telecom Corporation at March 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Miami, Florida
July 2, 1998

                            URSUS TELECOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,
                                                               1997                   1998
                                                           -----------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $   740,765              $ 1,035,149
 Accounts receivable, net                                       3,378,886                4,183,750
 Advances and notes receivable--related parties                   185,694                   65,274
 Prepaid expenses                                                  51,570                   54,980
 Income taxes receivable                                          161,430                   60,430
 Deferred taxes                                                     9,076                   49,841
 Other current assets                                              38,716                   52,944
                                                                   ------                   ------
Total current assets                                            4,566,137                5,502,368
Equipment, net                                                    587,368                1,258,074
Deferred taxes                                                     17,373                   14,042
Deposit on acquisition                                               --                    377,141
Deferred costs of public offering                                    --                    514,619
Other assets, net                                                  72,508                   66,267
                                                                   ------                   ------
Total assets                                                  $ 5,243,386              $ 7,732,511
                                                              ===========              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $ 2,714,789              $ 4,064,394
 Accrued expenses                                                  38,660                   89,838
 Commissions payable                                               85,516                   57,085
 Customer advances                                                   --                     90,000
 Income taxes payable                                              74,146                     --
 Current portion of capital lease obligations                        --                     48,835
 Deferred revenue                                                   7,006                   59,970
                                                                    -----                   ------
Total current liabilities                                       2,920,117                4,410,122
Long term portion of capital lease obligations                       --                    296,555
Deferred taxes                                                     36,834                   77,614
Long-term debt                                                    425,000                     --
Commitment and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000
  shares authorized; 1,000 shares issued and outstanding             --                         10
 Common stock, $.01 par value; 20,000,000
  shares authorized, 5,000,000 issued and outstanding                --                     50,000
 Common stock--Class A: $50 par value; 500
  shares authorized, issued and outstanding                        25,000                     --
 Common stock--Class B: $50 par value; 15,500
  shares authorized, 3,500 issued and outstanding                 175,000                     --
 Common stock--Class C: $50 par value; 4,000
  shares authorized, 1,416.67 issued and outstanding,              68,750                     --
  net of discount of $ 2,084
 Stock subscription receivable                                    (18,750)                    --
 Additional paid-in capital                                          --                    218,740
 Translation adjustment                                              --                     (5,873)
 Retained earnings                                              1,611,435                2,685,343
                                                                ---------                ---------
 Total shareholders' equity                                     1,861,435                2,948,220
                                                                ---------                ---------
 Total liabilities and shareholders' equity                   $ 5,243,386              $ 7,732,511
                                                              ===========              ===========
 See accompanying notes


                            URSUS TELECOM CORPORATION

                        Consolidated Statements of Income


                                                                      YEAR ENDED MARCH 31,
                                                          1996                   1997                  1998
                                                     ----------------------------------------------------------
Revenues:
  Retail                                             $ 13,228,074             $ 20,523,019             $ 24,198,629
Wholesale                                                    --                    315,408                3,899,695
                                                       ------------------------------------------------------------
Total revenues                                         13,228,074               20,838,427               28,098,324

Cost of revenues:
  Retail                                                7,675,370               12,031,794               15,017,899
  Wholesale                                                  --                    163,878                3,514,796
                                                       ------------------------------------------------------------
Total cost of revenues                                  7,675,370               12,195,672               18,532,695
                                                       ------------------------------------------------------------
Gross profit                                            5,552,704                8,642,755                9,565,629

Operating expenses:
  Commissions                                           2,429,830                3,766,235                4,181,651
Selling, general and
  administrative expenses                               1,659,591                2,746,379                3,467,585
  Depreciation and amortization                            94,415                  126,292                  196,497
                                                       -----------------------------------------------------------
Total operating expenses                                4,183,836                6,638,906                7,845,733
                                                       -----------------------------------------------------------
Operating income                                        1,368,868                2,003,849                1,719,896

Other income (expense):
  Interest expense                                        (59,353)                 (39,363)                 (23,747)
  Interest income                                           5,089                   16,271                   26,752
  Gain (loss) on sale of equipment                           --                      9,644                   10,584
                                                        ------------------------------------------------------------
                                                          (54,264)                 (13,448)                  13,589
                                                       ------------------------------------------------------------
Income before provision
 for income taxes                                       1,314,604                1,990,401                1,733,485
Provision for income taxes                                524,553                  737,895                  659,577
                                                       ------------------------------------------------------------
Net income                                           $    790,051             $  1,252,506             $  1,073,908
                                                     ==============================================================
Pro forma net income per common
 share-basic and dilutive                            $        .16             $        .25             $        .21
                                                     ==============================================================

Pro forma weighted average shares                       5,000,000                5,000,000                5,000,000
 outstanding                                         ==============================================================

SEE ACCOMPANYING NOTES.


                            Ursus Telecom Corporation

            Consolidated Statements of Shareholders' Equity (Deficit)




                                                          COMMON STOCK                                    ADDITIONAL     STOCK
                                       PREFERRED     ---------------------------------      COMMON        PAID-IN     SUBSCRIPTION
                                        STOCK        CLASS A       CLASS B     CLASS C      STOCK         CAPITAL      RECEIVABLE
                                -------------------------------------------------------------------------------------------------
Balance at April 1, 1995              $ --          $25,000       $175,000     $68,750      $ --        $  --        $(18,750)
   Net income                           --             --             --           --                                     --
                                -------------------------------------------------------------------------------------------------
Balance at March 31, 1996               --           25,000        175,000      68,750        --           --         (18,750)
   Net income                                          --             --           --         --           --             --
                                -------------------------------------------------------------------------------------------------
Balance at March 31, 1997               --           25,000        175,000      68,750        --           --         (18,750)
   Collection of stock
     subscription receivable            --             --             --           --         --           --          18,750
   Stock split and recapitalization     10          (25,000)      (175,000)    (68,750)    50,000        218,740          --
   Net income                           --             --             --           --         --           --             --
   Translation  adjustment              --             --             --           --         --           --             --
                                 ------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998             $ 10          $  --         $   --        $  --     $50,000      $218,740      $    --
                                 ================================================================================================

                            SEE ACCOMPANYING NOTES.

                            Ursus Telecom Corporation

            Consolidated Statements of Shareholders' Equity (Deficit)

                                         RETAINED
                                         EARNINGS       ACCUMULATED
                                         (ACCUMULATED)  TRANSLATION
                                         DEFICIT)       ADJUSTMENT       TOTAL
                                ------------------------------------------------
Balance at April 1, 1995                 $(431,122)    $   --       $(181,122)
   Net income                              790,051                    790,051
                                ------------------------------------------------
Balance at March 31, 1996                  358,929         --         608,929
   Net income                            1,252,506         --       1,252,506
                                ------------------------------------------------
Balance at March 31, 1997                1,611,435         --       1,861,435
   Collection of stock
     subscription receivable                  --           --          18,750
   Stock split and recapitalization           --           --             --
   Net income                            1,073,908         --       1,073,908
   Translation  adjustment                    --         (5,873)       (5,873)
                                 -----------------------------------------------
BALANCE AT MARCH 31, 1998            $  $2,685,343      $(5,873)  $ 2,948,220
                                 ===============================================

                            SEE ACCOMPANYING NOTES.

                                              Ursus Telecom Corporation
                                        Consolidated Statements of Cash Flows

                                                                              YEAR ENDED MARCH 31,
                                                                     1996               1997                  1998
                                                              --------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $   790,051          $ 1,252,506          $ 1,073,908
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                     94,415              126,292              196,497
   Allowance for doubtful accounts                                   10,232                3,619               50,964
   Gain on sale of equipment                                           --                 (9,644)             (10,584)
   Deferred income taxes                                            296,815               (2,799)               3,346
   Changes in operating assets and liabilities:
     Accounts receivable                                           (943,913)          (1,647,068)          (1,232,969)
     Prepaid expenses                                                (4,499)             (33,155)             (34,564)
     Other current assets                                              --                (38,716)             (43,250)
     Income taxes receivable                                           --               (161,430)             101,000
     Accounts payable                                               482,538            1,268,595            1,349,605
     Accrued expenses                                               (20,473)              15,877               51,178
     Commissions payable                                             (2,435)              56,862              (28,431)
     Customers advances                                                --                   --                 90,000
     Income taxes payable                                             8,225               47,868              (74,146)
     Deferred revenue                                                 9,314               (2,308)              52,964
     Deferred discounts                                             (47,798)             (18,567)                --
                                                                ------------------------------------------------------
Net cash provided by operating activities                           672,472              857,932            1,545,518

INVESTING ACTIVITIES
Purchase of equipment                                               (93,646)            (352,081)            (486,767)
Sale of equipment                                                      --                 10,000                  --
(Increase)decrease in advances to related parties                  (122,668)             (63,026)             180,597
(Increase) decrease in other assets                                  (6,152)             (33,976)               5,040
                                                                -------------------------------------------------------
Net cash used in investing activities                              (222,466)            (439,083)            (301,130)

FINANCING ACTIVITIES
Deferred costs of public offering                                      --                   --               (514,619)
Repayments of long-term debt                                       (150,000)            (155,000)            (425,000)
Collection of stock subscription receivable                            --                   --                 18,750
Repayments on capital leases                                           --                   --                (23,262)
                                                                -------------------------------------------------------
Net cash used in financing activities                              (150,000)            (155,000)            (944,131)
Effect of foreign exchange
  rate changes on cash and                                               --                   --               (5,873)
  cash  equivalents                                             -------------------------------------------------------
Net increase  in cash and cash equivalents                          300,006              263,849              294,384
Cash and cash equivalents at beginning of year                      176,910              476,916              740,765
                                                                -------------------------------------------------------
Cash and cash equivalents at end of year                           $476,916            $ 740,765          $ 1,035,149
                                                                =======================================================


                            Ursus Telecom Corporation


                                                                               YEAR ENDED MARCH 31,
                                                                      1996             1997       1998
                                                               ----------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                             $ 58,670         $ 38,838         $ 26,915
                                                                   ===========================================
Cash paid for income taxes                                         $201,460         $854,256         $540,751
                                                                   ===========================================
Trade-in allowance for used equipment                              $   --           $ 60,000         $ 67,500
                                                                   ===========================================
Property and equipment acquired under capital lease                $   --           $    --          $368,652
                                                                   ===========================================
Receivable applied as a deposit on acquisition                     $   --           $   --           $377,141
                                                                   ===========================================

                            SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. NATURE OF OPERATIONS

Ursus Telecom Corporation (the Company) was incorporated in Florida on March 23, 1993. The Company is a provider of international telecommunications services. The Company's revenues are derived from the sale of telecommunications services to retail customers, who are typically small-to medium-sized businesses and travelers; and to wholesale customers, who are typically telecommunications carriers. The Company's retail customers are principally located in South Africa, Latin America, the Middle East (primarily Lebanon and Egypt), Russia and France, while the wholesale customers are located in the United States and Europe. The Company extends credit to both its retail and wholesale customers on an unsecured basis with the risk of loss limited to outstanding amounts.

The Company markets its services through a worldwide network of independent agents. The Company extends credit to its sales agents on an unsecured basis with the risk of loss limited to outstanding amounts, less commissions payable to its agents. The Company has entered into exclusive agency agreements with all of its current agents. The initial term of the agreements has generally been for a period of five years. Provided that agents are not in default, agents generally have the option of renewing their agreements for two additional terms of three years each by notifying the Company at least six months prior to the agreement's expiration date. See Note 12 - Significant Customers, and Note 13-Business Risk.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of its 50.4% owned subsidiary, Ursus Telecom France a limited liability company incorporated in France, which was formed during the year. The subsidiary was formed with a contribution by the Company of a switch and other equipment with a historical net book value of approximately $153,000. The minority shareholders contributed their knowledge of the local market and an existing customer base. All significant transactions between the Company and its subsidiary have been eliminated in consolidation.

MINORITY INTEREST

The Company would generally allocate to the minority shareholder its share of any profits or losses. For the year ended March 31, 1998, the minority interest shareholder did not fund its share of the losses and, as a result, the Company absorbed 100% of the cumulative unfunded net losses through March 31, 1998.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's French subsidiary have been translated into U.S. dollars from their functional currency, French Francs, in the accompanying statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 52 "FOREIGN CURRENCY TRANSLATION." Balance sheet amounts have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is recorded as a component of shareholders' equity.

EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes over useful lives ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

SOFTWARE DEVELOPMENT COSTS

The internal costs incurred to develop or improve software used in the Company's telecommunication switching activities and selling and administrative activities are expensed as incurred. Purchased software is included in equipment and is depreciated using the straight-line method.

REVENUE RECOGNITION

Revenues from retail telecommunication services are recognized when customer calls are completed. Revenues from wholesale telecommunication services are recognized when the wholesale carrier's customers' calls are completed. Unbilled revenue represents calls that are completed but not invoiced at the balance sheet date. Revenue from the sale of calling cards is deferred and recognized when calling card calls are completed or when the cards expire.

COST OF REVENUES

Cost of revenues is based on the direct costs of fixed facilities and the variable cost of transmitting and terminating traffic on other carriers' facilities.

COMMISSIONS

Commissions paid to sales agents are based on the traffic generated in their respective territories and are expensed in the period when associated call revenues are recognized.

INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PRO FORMA NET INCOME PER SHARE

Pro forma basic and dilutive net income per share reflect pro forma weighted average common shares outstanding for all periods presented assuming the stock split and recapitalization, described in Note 7, occurred at the beginning of the earliest year presented.

In December 1997, the Company adopted the provisions of SFAS No. 128,"EARNINGS PER SHARE." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented to conform to the new requirements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Following is a reconciliation of amounts used in the per share computations:


                                                                              YEAR ENDED MARCH 31,
                                                                        1996             1997              1998
                                                              -----------------------------------------------------
Net income-numerator basic computation                                  $790,051       $1,252,506        $1,073,908
Effect of dilutive securities-None                                             -                -                 -
                                                              -----------------------------------------------------
Net income as adjusted for assumed
 conversion- numerator diluted                                          $790,051       $1,252,506        $1,073,908
 computation
                                                              =====================================================
Pro forma weighted average shares-denominator
 basic computation                                                     5,000,000        5,000,000         5,000,000
Effect of dilutive securities-None                                             -                -                 -
                                                              -----------------------------------------------------
Pro forma weighted average shares
 as adjusted- denominator                                              5,000,000        5,000,000         5,000,000
                                                              =====================================================
Pro forma net income per share:
Basic                                                                $      0.16       $        0.25     $     0.21

                                                              =====================================================
Diluted                                                              $      0.16       $        0.25     $     0.21
                                                              =====================================================

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

During fiscal 1997, the Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at March 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, advances and notes receivable-related party, accounts payable, accrued expenses and long term debt approximate fair value due to the short maturity of these items.

COMPREHENSIVE INCOME: FINANCIAL STATEMENT PRESENTATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, COMPREHENSIVE INCOME: FINANCIAL STATEMENT PRESENTATION (FASB) which requires all items that are required to be recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. SFAS No. 130 is effective for the Company's fiscal year ending March 31, 1999. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's consolidated financial statements.

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," and amends SFAS No. 94, "CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. This approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on information management uses in making business decisions and assessing performance. This new approach may result in additional information being disclosed and may require new interim information not previously reported. The Company plans to adopt SFAS No. 131 in fiscal 1999 with impact only to the Company's disclosure information and not its results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                       MARCH 31,
                                                  1997             1998
                                          -----------------------------------

Billed services                                   $2,281,835       $2,937,650
Unbilled services                                  1,112,051        1,312,064
Allowance for doubtful accounts                      (15,000)         (65,964)
                                          -----------------------------------
                                                  $3,378,886       $4,183,750
                                          ===================================

4. EQUIPMENT

Equipment consists of the following:

                                         ESTIMATED              MARCH 31,
                                         USEFUL LIVES      1997           1998
                                         --------------------------------------

     Switch equipment                     7 years        $459,607      $934,693
     Furniture and fixtures               5 years          65,519        93,893
     Computer equipment                   3 years         187,581       407,759
     Computer software                    3 years          66,260        85,759
     Office equipment                     5 years          20,862        23,471
     Leasehold improvements               7 years          61,478       144,625
                                                       ------------------------
                                                          861,307     1,690,200
     Less accumulated
       depreciation and amortization                     (273,939)     (432,126)
                                                       ------------------------
                                                         $587,368    $1,258,074
                                                       =========================

5. LONG-TERM DEBT

Long-term debt consisted of a term loan to a bank in the original amount of $500,000 due August 31, 1998 at an approximate rate of 8.75%. The loan was repaid in full prior to March 31, 1998.

6. CAPITAL LEASES

During 1998, the Company entered into two agreements to acquire a switch and other equipment under capital leases. At the inception of these agreements the assets had a carrying amount of $368,652. Depreciation on these assets is included with depreciation expense on the income statement. The following is a schedule of future minimum lease payments under capital leases as of March 31, 1998:


     1999                                                             $ 88,055
     2000                                                               88,055
     2001                                                               88,055
     2002                                                               88,055
     2003                                                              118,252
                                                                    -----------
                                                                       470,472
     Less: Imputed interest at rates of 11-16%                        (125,082)
                                                                    -----------
     Present value of lease obligation (current                       $345,390
     portion $48,835)                                               ===========

7. Stockholders' Equity

Prior to the stock split and recapitalization, as discussed below, the Company was authorized to issue three classes of common stock at a par value of $50. Class A, Class B and Class C shares had the same dividend and liquidation rights. Class A shares carried the sole right to elect the first three directors of the Company, Class B shares were identical to Class A shares except for the right to elect the first three directors, and Class C shares were nonvoting for all purposes.

On February 6, 1998, the Board of Directors and shareholders approved (i) the filing of amended and restated Articles of Incorporation that provided for, among other things, the authorization of 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, (ii) a 923.08 for 1 stock split of the issued and outstanding Class C Common Stock, (iii) the reclassification and split of every four shares of outstanding Class A and Class B common stock into 3,692.32 shares of Common Stock and 1 share of preferred stock, (iv) an option plan reserving up to 1,000,000 shares of Common Stock options and other stock awards, and (v) the granting of 150,000 warrants for the purchase of Common Stock to the Company's underwriters. The stock split and reclassification became effective on February 18, 1998. The issuance of the warrants and stock option plan became effective May 18, 1998 (the effective date of the Company's initial public offering).

The 1,000 shares of Series A Preferred Stock are owned by the Company's principal shareholder. The Preferred Stock has the exclusive right to elect one less than a majority of the members of the Board of Directors, and is entitled to a $1.00 per share liquidation preference over the Common Stock. The Series A Preferred Stock does not participate in dividends and it is not redeemable or convertible into Common Stock. The holders of 66 2/3 of the outstanding shares of Series A Preferred Stock must consent to the creation or issuance of any class or series of new Preferred Stock that has greater or equal voting right with respect to the election of directors.

8. STOCK OPTION PLAN

On February 12, 1998 the Company's Board of Directors and shareholders adopted the "1998 Stock Incentive Plan" (the "Stock Incentive Plan" or the "Plan"). All employees and directors of and consultants to the Company are eligible to receive "Incentive Awards" under the Stock Incentive Plan. The Stock Incentive Plan allows the Company to issue Incentive Awards of stock options (including incentive stock options and non-qualified stock options), restricted stock and stock appreciation rights.

A total of 1,000,000 shares of Common Stock are authorized for issuance under the Stock Incentive Plan. In connection with their respective employment agreements, the Board of Directors agreed to grant, subject to the consummation of the initial public offering, to the Company's Chief Executive, Chief Operating and Chief Financial Officers, 10-year stock options exercisable at the Offering Price ($9.50) covering 150,000, 150,000 and 100,000 shares of Common Stock, respectively. Half of these options vest upon the effective date of the initial public offering and the balance vest on January 1, 1999 or upon a change in control of the Company.

The Company will apply APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the employee stock options described above equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. See Note 16.

9. INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                       YEAR ENDED MARCH 31,
                               1996              1997             1998
                             --------------------------------------------

     Current - Federal        $194,452          $632,434         $560,316
               State            33,286           108,260           95,915
     Deferred                  296,815            (2,799)           3,346
                             --------------------------------------------
     Total                    $524,553          $737,895         $659,577
                             ============================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                        MARCH 31,
                                                  1997             1998
                                              --------------------------------

     Deferred tax assets:
     Accounts Receivable                           $    -           $24,822
     Accrued expenses                                9,076           25,019
     Amortization                                   17,373            3,393
     Deferred rent                                     -             10,649
                                              ---------------------------------
     Total deferred tax assets                      26,449           63,883

     Deferred tax liabilities:
     Depreciation                                   36,834           65,161
     Prepaid bonus                                       -           11,723
     Other                                               -              730
                                              ---------------------------------
     Total deferred tax liabilities                 36,834           77,614
                                              ---------------------------------
     Total net deferred tax liabilities            $10,385          $13,731
                                              =================================

The reconciliation of the effective income tax expense (benefit) to federal statutory rates is as follows:

                                                YEAR ENDED MARCH 31,
                                            1996        1997        1998
                                          --------------------------------

     Tax at federal statutory rate          34.00%      34.00%      34.00%
     State taxes, net of federal benefit     3.63        3.63        3.63
     Other                                   2.27        (.56)        .42
                                          --------------------------------
                                           39.90%      37.07%      38.05%
                                          ================================

10. RELATED PARTY TRANSACTIONS

Advances and notes receivable--related parties consist of the following:

                                                            MARCH 31,
                                                      1997          1998
                                                    ---------------------------

     Note receivable--officer,
       unsecured, due on  demand, bearing
       interest at 7.65% per annum                   $117,000      $    -
     Notes receivable--minority shareholder            65,000           -
     Cash advances--officer                                -           465
     Prepaid bonuses --officers                            -        31,154
     Advances receivable--affiliates,
      unsecured, non-interest bearing                   3,694       33,655
                                                    ---------------------------
                                                     $185,694     $ 65,274
                                                    ===========================

During fiscal 1995, 416.67 shares of Class C shares were issued to an officer/minority shareholder in exchange for a $18,750 promissory note bearing interest at 7.65%, due March 1, 1997. Accordingly, this stock subscription receivable is reflected as a deduction from shareholders' equity at March 31, 1996 and 1997. On December 19, 1997, the officer/minority shareholder repaid this note.

Between December 21, 1995 and June 26, 1996 the Company loaned $65,000 in the aggregate to a minority shareholder. The loans were unsecured and bore interest at the rate of 7.65% per annum. As of March 31, 1998 these loans were paid in full.

On December 23, 1997, the Company's Chief Executive Officer repaid the Company the outstanding balance of a note in the amount of $127,000 plus accrued interest and cash advances totaling $11,608.

In connection with the Company's term loan paid off during the year (See Note
5), the Company paid the Chief Executive Officer approximately $3,900 representing interest on the amount pledged as collateral to secure the loan.

On November 1, 1995, the Company entered into a one-year consulting agreement with a minority shareholder of the Company. The agreement automatically renews for successive one-year terms unless either party provides written notice of non-renewal. The agreement provides for a monthly retainer of $11,250 plus reimbursement of reasonable travel expenses. On January 20, 1998, the Company extended this consulting agreement to December 31, 1998 and modified the agreement to include an additional payment of $15,000 upon consummation of an initial public offering of the Company's securities during the term of the consulting agreement.

11. COMMITMENTS AND CONTINGENCIES

The approximate annual minimum lease payments under the non-cancelable operating leases as of March 31, 1998 are:

     1999                                                    $249,516
     2000                                                     209,501
     2001                                                     189,961
     2002                                                     173,789
     2003                                                     175,458
     Thereafter                                                14,645
                                                           ----------
                                                           $1,012,870
                                                           ==========

On October 27, 1997, the Company amended the terms of its office lease to extend it through April 30, 2003 at an aggregate monthly base rent of $13,292 per month, subject to a 3% base rent adjustment each year. Rent expense for the years ended March 31, 1998, 1997 and 1996 amounted to $121,532, $113,716 and
$61,366, respectively.

The Company has entered into various contracts, which require it to purchase telecommunications services. The approximate minimum purchase commitments under these contracts as of March 31, 1998 is approximately $497,200.

On March 1, 1993, the Company entered into a ten-year employment agreement with a minority shareholder/chief operating officer that provides for an annual base salary of $170,000 plus a bonus equal to 10% of the Company's pre-tax profits. On July 1, 1994, the Company entered into a ten-year employment agreement with its Chief Executive Officer that provides for an annual base salary of $170,000 plus a bonus equal to 10% of the Company's pre-tax profits. On January 1, 1998 and February 9, 1998 the Company amended its employment agreements with its Chief Executive Officer and Chief Operating Officer whereby for a term of five calendar years they will each receive a base salary of $225,000 with increases of $25,000 in each of years 2 through 5 of the agreements and a guaranteed bonus of $45,000 per calendar year, additionally, the agreements provide for additional bonuses at a rate of 4.5% of earnings before interest, taxes, depreciation, amortization and such bonuses (EBITDAB) greater than $1 million, as defined, up to $4 million. The agreements provide for additional bonuses of 20% of base salary for achievement of $4 million EBITDAB and up to 5% of base for each $1 million of EBITDAB in excess of $4 million on a pro rata basis.

On September 1, 1997, the Company entered into an employment agreement with its Vice President of agent relations for a two-year period providing a base annual salary of $130,000 and a $40,000 one- time sign-up bonus.

On January 1, 1998 and amended on February 9, 1998 the Company entered into a two-year employment agreement with its Chief Financial and Accounting Officer providing for a base salary of $170,000 in calendar year 1998 and $200,000 in calendar year 1999. In accordance with the agreement, the Company paid a $50,000 bonus upon signing of the agreement and paid, in May 1998, a $75,000 bonus upon the completion of the Company's initial public offering. The agreement further provides for additional bonuses based upon the Company's operating results, as defined therein.

For the years ended March 31, 1998, 1997 and 1996 bonuses of $588,096, $501,350,
$328,651 respectively, were paid under the employment agreements.

On November 20, 1997 the Company entered into a letter of intent with respect to the formation of Ursus Telecom France, a joint venture that provides for the Company to pay within six months after the completion of its initial public offering (the "Offering"), a cash sum that equals three and one-half times the average monthly traffic revenues contributed to the venture by the minority interests over the months of February, March and April 1998. This payment is considered an advance towards the share purchase program as described below.

The minority partners have the right to require that the Company to purchase their shares in any one of the following three manners: (a) in three installments of 33.33% each on the first, second and third anniversary of the Offering, (b) in two installments, the first of 66.66% on the second anniversary of the Offering and the remaining 33.33% on the third anniversary or (c) in one installment on the third anniversary of the Offering. Further, the Company has the right to purchase the minority interest with either cash or stock. The cash purchase price would value the joint venture at 5.5 times average monthly retail revenues; and the stock price would be based on eight times average monthly revenues. These values would be multiplied by the percentage interest being acquired to determine the purchase price.

In the ordinary course of business, the Company has disputes with carriers over billing discrepancies. Although management has historically been successful in resolving these disputes, there can be no assurance that ongoing disputes will be resolved as anticipated. In the event that an ongoing dispute results in an additional liability, the Company believes that such amounts will not have a material adverse affect on the Company's financial condition or results of operations.

12. SIGNIFICANT CUSTOMERS

The Company has had a number of significant independent agents. Net revenues from the significant independent agents were in the following percentages of total net revenues:

                                                       MARCH 31
                                              1996         1997        1998
                                            -----------------------------------

     Customer 1                                 12%            -           -
     Customer 2                                 16%          11%         11%
     Customer 3                                 11%          15%         15%
     Customer 4                                 11%          19%         29%
     Customer 5                                   -          12%           -
     Customer 6                                   -            -         10%


Accounts receivable as a percentage of total accounts receivable due from the significant independent agents noted above were as follows:

                                                        MARCH 31
                                                1996        1997         1998
                                            -----------------------------------

     Customer 1                                    8%          -             -
     Customer 2                                    8%         9%            7%
     Customer 3                                   15%        21%           25%
     Customer 4                                   23%        28%           24%
     Customer 5                                     -        10%            -
     Customer 6                                     -          -            7%

13. BUSINESS RISKS

RISKS AND UNCERTAINTIES--The Company's operating results and financial condition may vary in the future depending on a number of factors. The following factors may have a material adverse effect upon the Company's business, results of operations and financial condition.

ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

RELIANCE UPON INDEPENDENT AGENTS--The Company provides telecommunications services to customers obtained by independent sales agents that operate under exclusive agent agreements. Although the Company believes that alternate agents could be found, loss of an agent in one of the Company's primary geographical areas could have a negative effect on the Company's operating results (see Note
12).

LAWS AND REGULATION--A substantial portion of the Company's customers are located in emerging markets with various political, economic, regulatory, customs and other trade factors. The Company is also subject to various laws and regulations of the U.S. Department of Commerce, the U.S. Federal Communications Commission (FCC) and various state Public Service Commissions. Changes in enforcement or interpretation of local laws and regulations are unpredictable and could lead to the Company's inability to retain the appropriate approvals to continue operations in certain markets.

SOUTH AFRICA REGULATION--The telecommunications regulatory authority in South Africa has ruled that the Company's services are illegal in that country. The Company's agent, as well as agents for certain of the Company's competitors, have filed a lawsuit to stay and reverse the ruling and the regulatory authority has agreed not to prosecute any of the agents in the industry pending final rulings by the South African courts. The Company is unable to predict the ultimate outcome of that decision. The Company's customers in South Africa represented approximately 28.9% of the Company's revenues in fiscal 1998.

SERVICES IN THE BAHAMAS--During fiscal 1998 the Bahamas Telephone Company (Batelco), which is owned and operated by the local governmental authority, has taken certain actions to block the Company's ability to offer services to customers in that country. The Company is currently working with the FCC and the U.S. Embassy in the Bahamas to restore the Company's ability to provide services. At present, the Company is unable to predict the outcome of this matter. The Company's customers in the Bahamas represented approximately 4.8% of the Company's revenues in fiscal 1998.

UNINSURED CASH BALANCES--At March 31, 1998 and 1997, the Company had $921,728 and $632,508, respectively, in cash and cash equivalents that were not federally insured.

RELIANCE ON SUPPLIERS--A majority of the Company's transmission and switching facilities are provided by two telecommunications carriers. For the year ended March 31, 1998 and 1997, approximately $10,063,000 and $7,757,000, respectively, was paid to these carriers. Under the terms of the supplier agreements, the Company purchases long distance service at certain per-minute rates, which vary based on the time, distance and type of call. Several carriers may exercise their right to terminate service agreements upon 30 day notice. Although management believes that alternative carriers could be found in a timely manner, disruption of these services for more than a brief period of time would have a negative effect on the Company's operating results.

14. BUSINESS SEGMENT INFORMATION

The Company operates in a single industry segment. For the years ended March 31, 1995, 1996 and 1997, substantially all of the Company's revenues were derived from traffic transmitted through switch facilities located in Sunrise, Florida and beginning in March 1998 Paris, France. The geographic origin of the traffic is as follows:

                                                  MARCH 31,
                                   1996              1997            1998
                                ---------------------------------------------

Africa                           $1,403,094       $3,899,701       $8,346,025
Europe                            1,988,030        4,252,104        3,857,504
Latin America                     6,337,284        7,265,473        6,523,384
Middle East                       2,101,864        3,741,890        4,721,592
Other                             1,397,802        1,363,852        1,719,272
United States                             -          315,407        2,930,547
                                ---------------------------------------------
Total revenues                  $13,228,074      $20,838,427      $28,098,324
                                =============================================

     All of the Company's physical assets are located in the United States and Paris, France. Account receivables are primarily due from independent agents in various geographical areas and customers in the United States.

                                                  MARCH 31
                                   1996            1997              1998
                                  -------------------------------------------

Africa                              $382,595      $822,731       $994,793
Europe                               426,294       694,461        709,598
Latin America                        572,903       798,428        905,223
Middle East                          276,433       698,842      1,110,904
Other                                 88,593       109,481        134,232
United States                              -       269,943        394,964
Less: Allowance for
  doubtful ccounts                   (11,381)      (15,000)       (65,964)
                                  -------------------------------------------
Total accounts receivable         $1,735,437    $3,378,886     $4,183,750
                                  ===========================================

15. DEPOSIT ON ACQUISITION

On August 12, 1997, the Company entered into an agreement with its largest independent agent (in South Africa- See Note 13) to acquire an approximate 9% interest in the agency. The Company has applied accounts receivable of approximately $377,000 due from this agent as payment for the equity interest stated above. An agreement has not yet been finalized and as such, this amount has been classified as a deposit. In addition, this agent can cancel this arrangement under certain circumstances, provided that the agent reimburses the Company in full for the $377,000 described above.

16. SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

Effective May 18, 1998, the Company sold 1,500,000 shares of its common stock in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated approximately $11.6 million.

STOCK OPTIONS

On April 8,1998, the Board of Directors subject to the consummation of the initial public offering granted a vice president 10-year stock options exercisable at the initial public offering price, covering 100,000 shares of Common Stock, granted to a number of employees 10-year stock options exercisable at $9.50 (the "Offering Price") covering a total of 109,000 shares and granted the non- employee directors 10-year stock options exercisable at the Offering Price covering an aggregate 25,000 shares, of which half vest on the effective date of the Public Offering and half vest on January 1, 1999. Half of the vice president's options vest one year after the effective date of the Offering, and the other half vest on August 31, 1999. The 109,000 options granted to employees vest one year after the Offering.

WARRANTS

The Company sold to the underwriter for an aggregate purchase price of $150, warrants to purchase 150,000 shares of Common Stock at a price equal to 160% ($15.20) of the Offering Price.

The underwriter's warrants contain anti-dilution provisions for stock splits, stock dividends, re- combinations and reorganizations, a one-time demand registration provision (at the Company's expense) and piggyback registration rights (which registration rights will expire five (5) years from the date of the Offering).

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEAR ENDED MARCH 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------
                                         BALANCE
                                            AT                                      BALANCE
                                        BEGINNING     COST AND      DEDUCTIONS/     AT END
                                         OF PERIOD    EXPENSES      WRITE-OFFS        OF
                                                                                    PERIOD
-------------------------------------------------------------------------------------------------
Year ended March 31, 1998
   Allowance for doubtful accounts        $15,000     $103,616      $(52,652)      $65,964
-------------------------------------------------------------------------------------------------
Year ended March 31, 1997
   Allowance for doubtful accounts        $11,381      $84,258      $(80,639)      $15,000
   ----------------------------------------------------------------------------------------------
Year ended March 31, 1996
   Allowance for doubtful accounts         $1,149      $10,232      $   --         $11,381
-------------------------------------------------------------------------------------------------

GLOSSARY


     As used in this document, the capitalized and other terms listed below have the meanings indicated.

     ACCOUNTING OR SETTLEMENT RATE-The per minute rate negotiated between carriers in different countries for termination of international long distance traffic in, and return traffic to, the carriers' respective countries.

     CALL REORIGINATION (ALSO KNOWN AS "CALLBACK")- A form of dial up access that allows a user to access a telecommunications company's network by placing a telephone call, hanging up, and waiting for an automated call reorigination. The call reorigination then provides the user with a dial tone which enables the user to initiate and complete a call.

     CAGR-Compound Annual Growth Rate.

     CALL-THROUGH-The provision of international long distance service through conventional long distance or "transparent" call reorigination.

     CLEC-Competitive Local Exchange Carrier.

     CUG (CLOSED USER GROUP)-A group of specified users, such as employees of a company, permitted by applicable regulations to access a private voice or data network, which access would otherwise be denied to them as individuals.

     DIRECT ACCESS-A means of accessing a network through the use of a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include simplified premises-to-anywhere calling, faster call set-up times and potentially lower access and transmission costs (provided there is sufficient traffic over the circuit to generate economies of scale).

     DIAL-UP ACCESS-A form of service whereby access to a network is obtained by dialing an international toll-free number or a local access number.

     EUROPEAN UNION OR EU-Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom.

     FACILITIES-BASED CARRIER-A carrier which transmits a significant portion of its traffic over owned transmission facilities.

     FCPA-Foreign Corrupt Practices Act.

     FIBER-OPTIC-A transmission medium consisting of high-grade glass fiber through which light beams are transmitted carrying a high volume of telecommunications traffic.

     IPLC (INTERNATIONAL PRIVATE LINE CIRCUITS)-Point-to-point permanent connections which can carry voice and data. IPLCs are owned and maintained by ITOs or third party resellers.

     INTERNET PROTOCOL (IP)-A class of product that uses data and/or voice transmission over the Internet/Intranet.

     IDD-International Direct Dial.

     ISDN (INTEGRATED SERVICE DIGITAL NETWORK)-A hybrid digital network capable of providing transmission speeds of up to 128 kilobits per second for both voice and data.

     ISP-International Settlements Policy. The ISP establishes the permissible arrangements between facilities-based carriers based in the U.S. and their foreign counterparts for terminating each other's traffic over their respective networks.

     IRU-Indefeasible Right of Use.

     ISR (INTERNATIONAL SIMPLE RESALE)-The use of international leased lines for the resale of switched telephony services to the public, by passing the current system of accounting rates.

     ITO (INCUMBENT TELECOMMUNICATIONS OPERATOR)-The dominant carrier or carriers in each country, often, but not always, government-owned or protected (alternatively referred to as the Postal, Telephone and Telegraph Company, or PTT).

     ITU-International Telecommunications Union-International Telecommunications Association headquartered in Geneva, Switzerland.

     LCR-Least Cost Routing.

     LEC (LOCAL EXCHANGE CARRIER)-Companies from which the Company and other long distance providers must purchase "access services" to originate and terminate calls in the U.S.

     LOCAL CONNECTIVITY-Physical circuits connecting the switching facilities of a telecommunications services provider to the interexchange and transmission facilities of a facilities-based carrier.

     LOCAL EXCHANGE-A geographic area determined by the appropriate regulatory authority in which calls generally are transmitted without toll charges to the calling or called party.

     NODE-A specially configured multiplexer which provides the interface between the local PSTN where the node is located and a switch. A node collects and concentrates call traffic from its local area and transfers it to a switch via private line for call processing. Nodes permit a carrier to extend its network into new geographic locations by accessing the local PSTN without requiring the deployment of a switch.

     OPERATING AGREEMENTS-An agreement that provides for the exchange of international long distance traffic between correspondent international long distance providers that own facilities in different countries. These agreements provide for the termination of traffic in, and return traffic from, the international long distance providers' respective countries at a negotiated "accounting rate." Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the corresponding long distance provider in the other country by paying an amount determined by multiplying the net traffic imbalance by the latter's share of the accounting rate.

     PBX (PUBLIC BRANCH EXCHANGE)-Switching equipment that allows connection of a private extension telephone to the PSTN or to a Private Line.

     POPS-Points of Presence. An interlinked group of modems, routers and other computer equipment, located in a particular city or metropolitan area, that allows a nearby subscriber to access the Network through a local telephone call.

     PSCS-Public Service Commissions.

     PRIVATE LINE-A dedicated telecommunications connection between end user locations.

     PSTN (PUBLIC SWITCHED TELEPHONE NETWORK)-A telephone network which is accessible by the public through private lines, wireless systems and pay phones.

     REFILE-Traffic originating from one country (original country) and destined to another country (receiving country) is routed through a third country without the knowledge of the receiving country. The receiving country has only identified the third country and assumes the traffic originated from the third country only.

     RESALE-Resale by a provider of telecommunications services of services sold to it by other providers or carriers on a wholesale basis.

     SWITCHING FACILITY-A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     TRANSIT-Traffic originating from one country and destined to another country is routed through a third country with the full knowledge and consent of all countries and carriers concerned.

     TRANSPARENT CALL REORIGINATION-Technical innovations have enabled telecommunications carriers to offer a "transparent" form of call reorigination without the usual "hang up" and "callback" whereby the call is automatically and swiftly processed by a programmed switch.

     VALUE-ADDED TAX (VAT)-A consumption tax levied on end-consumers of goods and services in applicable jurisdictions.

     VOICE TELEPHONY-A term used by the EU, defined as the commercial provision for the public of the direct transport and switching of speech in real-time between public switched network termination points, enabling any user to use equipment connected to such a network termination point in order to communicate with another termination points.

     WTO-World Trade Organization (based in Geneva, Switzerland).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                URSUS TELECOM CORPORATION

                                                By: /s/ Luca M. Giussani
                                                   ------------------------
                                                    Luca M. Giussani
                                                    Chief Executive Officer

Dated:  July 14, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



SIGNATURE                    TITLE                                DATE

/s/ Luca M. Giussani      President Chief Executive            JULY 14, 1998
--------------------      Officer, and Director
Luca M. Giussani          (principal executive officer)

/s/ Jeffrey R. Chaskin       Executive Vice President,         JULY 14, 1998
-----------------------      Chief Operating Officer  and
Jeffrey R. Chaskin           Director

/s/ Johannes S. Seefried     Chief Financial and Chief         JULY 14, 1998
------------------------     Accounting Officer and
Johannes S. Seefried         Director


/s/ William Newport          Director, Chairman of the         JULY 13, 1998
------------------------     Board of Directors
William Newport

/s/ Kenneth L. Garrett       Director                          JULY 13, 1998
------------------------
Kenneth L. Garrett

                                  EXHIBIT INDEX

   EXHIBIT                                                           SEQUENTIAL
   NUMBER                                                            PAGE NO.

3.1+      - Articles of Incorporation of the Company
3.2+      - Form of Amended and Restated Articles of
            Incorporation of the Company
3.3+      - Bylaws of the Company
3.4+      - Form of Amended and Restated Bylaws of Company
4.1+      - Specimen of Certificate for Common Stock
10.1+     - Employment Agreement between the Company and Luca M. Giussani
10.2+     - Amendment to Employment Agreement with Luca M. Giussani
10.3+     - Employment Agreement between the Company and Jeffrey R. Chaskin
10.4+     - Amendment to Employment Agreement with Jeffrey R. Chaskin
10.5+     - Employment Agreement between the Company and Johannes S. Seefried
10.6+     - Amendment to Employment Agreement with Johannes S. Seefried
10.7+     - Employment Agreement between the Company and Richard C. McEwan
10.8+     - Lease Agreement
10.9+     - Form of 1998 Stock Incentive Plan
10.10+    - Form of Financial Consulting Agreement
10.11+    - Form of Agency Agreement
10.12+    - Agreement regarding formation of Ursus Telecom France
10.13+    - Agreement regarding purchase of interest in South African Agency
10.14+    - Agreement dated January 20, 1998 among Messrs. Giussani, Rispoli and the Company
10.15+    - Form of Representative's Warrant
10.16+    - Form of Lock Up Letter
21.1*     - List of Subsidiaries
23.1*     - Consent of Ernst & Young LLP
27*       - Financial Data Schedule


-----------
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-46197) and incorporated herein by reference.

*   Filed herewith.