Form 10-Q
period 1998-06-30
URSUS TELECOM CORP
filed 1998-08-14
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 1998

                        COMMISSION FILE NUMBER: 333-46197

                            URSUS TELECOM CORPORATION
             (Exact name of registrant as specified in its charter)


          Florida                                              65-0398306
(State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)


        440 Sawgrass Corporate Parkway, Suite 112, Sunrise, Florida 33325
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (954-846-7887)


                                       N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]     No [ ]

As of June 30, 1998, the number of the registrant's Common Shares of $.01 par value outstanding was 6,500,000.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:

                                                                           PAGE
Item 1: Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                 March 31, 1998 and June 30, 1998                             3

                 Condensed Consolidated Statements of Income for the
                 Three Month Periods Ended June 30, 1997 and 1998             4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Month Periods Ended June 30, 1997 and 1998             5

                 Notes to Condensed Consolidated Financial Statements         6

Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9

PART II - OTHER INFORMATION

Item 1:           Legal Proceedings                                          12

Item 2:           Changes in Securities and Use of Proceeds                  12

Item 6:           Exhibits                                                   12

Signatures

ITEM 1. FINANCIAL STATEMENTS ( UNAUDITED)


                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                            March 31, 1998   June 30, 1998
Current assets:
   Cash and cash equivalents                                                        $1,035,149      $12,611,664
   Accounts receivable, net                                                          4,183,750        4,226,446
   Advances and notes receivable--related parties                                       65,274          107,459
   Other current assets                                                                218,195          307,461
                                                                                  ----------------------------------
Total current assets                                                                 5,502,368       17,252,030

Equipment, net                                                                       1,258,074        1,283,897
Deposit on acquisition                                                                 377,141          450,129
Deferred costs of public offering                                                      514,619             -
Other assets, net                                                                       80,309          125,992
                                                                                  ----------------------------------
Total assets                                                                        $7,732,511      $19,113,048
                                                                                  ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses                                            $4,154,232       $3,577,775
   Current portion of capital lease obligations                                         48,835           46,670
   Other current liabilities                                                           207,055          363,305
                                                                                  ----------------------------------
Total current liabilities                                                            4,410,122        3,987,750
Long term portion of capital lease obligations                                         296,555          287,056
Other long-term obligations                                                             77,614           77,614

Commitment and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
     1,000 shares issued and outstanding                                                    10               10
   Common stock, $.01 par value; 20,000,000 shares authorized,
       5,000,000 and 6,500,000 issued and outstanding at March 31, 1998 and June 30, 1998, respectively
                                                                                        50,000           65,000
   Additional paid-in capital                                                          218,740       11,921,934
   Accumulated other comprehensive income - foreign
     currency translation adjustment                                                    (5,873)          (2,764)
   Retained earnings                                                                 2,685,343        2,776,448
                                                                                  ----------------------------------
Total shareholders' equity                                                           2,948,220       14,760,628
                                                                                  ----------------------------------
Total liabilities and shareholders' equity                                          $7,732,511      $19,113,048
                                                                                  ==================================


                            URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        June 30
                                                    1997        1998
                                             -----------------------------------
Revenues:
   Retail                                      $5,940,257      $5,928,197
   Wholesale                                      503,515         539,239
                                             -----------------------------------
Total revenues                                  6,443,772       6,467,436

Cost of revenues:
   Retail                                       3,739,277       3,810,198
   Wholesale                                      392,035         417,671
                                             -----------------------------------
Total cost of revenues                          4,131,312       4,227,869
                                             -----------------------------------

Gross profit                                    2,312,460       2,239,567

Operating expenses:
   Commissions                                  1,036,542         930,674
   Selling, general and administrative            665,946       1,132,282
     expenses
   Depreciation and amortization                   39,668          88,288
                                             -----------------------------------
Total operating expenses                        1,742,156       2,151,244
                                             -----------------------------------

Operating income                                  570,304          88,323

Other income (expense):
   Interest expense                                (8,363)        (10,350)
   Interest income                                    796          88,813
                                             -----------------------------------
                                                   (7,567)         78,463
                                             -----------------------------------
Income before provision
    for income taxes                              562,737         166,786
Provision for income taxes                        211,758          75,681
                                             -----------------------------------
Net income                                     $  350,979         $91,105
                                             ===================================
Pro forma net income per common
   share-basic and dilutive
   (historical in 1998)                       $       .07         $   .02
                                             ===================================

Pro forma weighted average shares
   outstanding (historical in 1998)             5,000,000       5,708,791
                                             ===================================

SEE ACCOMPANYING NOTES.



                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months ended
                                                                                                  June 30
                                                                                              1997           1998
                                                                                  ------------------------------------
OPERATING ACTIVITIES
Net income                                                                               $  350,979          $  91,105
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                           39,668             88,288
     Allowance for doubtful accounts                                                           -                28,117
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 (416,333)          (143,800)
       Other current assets                                                                 152,042            (89,266)
       Accounts payable and accrued expenses                                               (244,500)          (576,458)
       Other current liabilities                                                            (13,325)           156,250
                                                                                  ------------------------------------
Net cash used in operating activities                                                      (131,469)          (445,764)

INVESTING ACTIVITIES
Purchase of equipment                                                                      (27,552)           (114,112)
Increase in advances to related parties                                                    (21,705)            (42,185)
Increase in other assets                                                                   (24,640)            (45,683)
                                                                                  ------------------------------------
Net cash used in investing activities                                                      (73,897)           (201,980)

FINANCING ACTIVITIES
Deferred costs of public offering                                                          (26,952)               -
Repayments of long-term debt                                                              (100,000)               -
Net proceeds from the sale of common stock                                                    -             12,232,813
Repayments on capital leases                                                                  -                (11,664)
                                                                                  ------------------------------------
Net cash (used in) provided by financing activities                                       (126,952)         12,221,149
Effect of foreign exchange rate changes on cash and cash
   equivalents                                                                                -                  3,110
                                                                                  ------------------------------------
Net (decrease) increase in cash and cash equivalents                                      (332,318)         11,576,515
Cash and cash equivalents at beginning of period                                           740,765           1,035,149
                                                                                  ------------------------------------
Cash and cash equivalents at end of period                                             $   408,447         $12,611,664
                                                                                  ====================================

SUPPLEMENTAL CASH FLOW  INFORMATION
Cash paid for interest                                                                 $    10,709      $      10,350
                                                                                  ====================================

Cash paid for income taxes                                                             $    84,485      $       -
                                                                                  ====================================

Receivable applied as a deposit on acquisition                                         $      -         $      72,988
                                                                                  ====================================

   SEE ACCOMPANYING NOTES.


                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1998, as set forth in Form 10-K of Ursus Telecom Corporation the "Company" or ("UTCC"). The results for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2) BUSINESS AND PURPOSE

The Company was incorporated in Florida on March 23, 1993 and is a provider of international telecommunications services. The Company's revenues are derived from the sale of telecommunications services to retail customers, who are typically small-to medium-sized businesses and travelers; and to wholesale customers, who are typically telecommunications carriers. The Company's retail customers are principally located in South Africa, Latin America, the Middle East (primarily Lebanon and Egypt), Russia and France, while the wholesale customers are located in the United States and Europe. The Company extends credit to both its retail and wholesale customers on an unsecured basis with the risk of loss limited to outstanding accounts receivable balances.

The Company markets its services through a worldwide network of independent agents and extends credit to its sales agents on an unsecured basis with the risk of loss limited to outstanding amounts, less commissions payable to its agents. The Company has entered into exclusive agency agreements with all of its current agents. The initial term of the agreements has generally been for a period of five years. Provided that agents are not in default, agents generally have the option of renewing their agreements for two additional terms of three years each by notifying the Company at least six months prior to the agreement's expiration date.

(3) PRO FORMA NET INCOME PER COMMON SHARE

Pro forma basic and dilutive net income per share reflect pro forma weighted average common shares outstanding for all periods presented assuming the stock split and recapitalization, described in Note 5, occurred at the beginning of the earliest year presented.

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128,"EARNINGS PER SHARE." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented to conform to the new requirements.

Following is a reconciliation of amounts used in the per share computations:


                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                      -----------------------------------
                                                                            1997              1998
                                                                      -----------------------------------

Net income-numerator basic computation                                $  350,979                $  91,105
Effect of dilutive securities-None                                          -                        -
                                                                      -----------------------------------
Net income as adjusted for assumed conversion-numerator diluted
    computation                                                       $  350,979                $  91,105
                                                                      ===================================

Pro forma weighted average shares-denominator basic computation
 (historical in 1998)                                                  5,000,000                5,708,791
Effect of dilutive securities-None                                          -                        -
                                                                      -----------------------------------
Pro forma weighted average shares as adjusted-  denominator            5,000,000                5,708,791
                                                                      ===================================
    Pro forma net income per share (historical in 1998):
    Basic                                                             $     0.07                 $   0.02
                                                                      ===================================
    Diluted                                                           $     0.07                 $   0.02
                                                                      ===================================


(4) COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130) in 1998 which is required for fiscal years beginning after December 15, 1997. The Statement requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is foreign currency translation adjustments which even prior to adoption of SFAS 130 would have been separately reported in stockholders' equity.

The following is a detail of comprehensive income for the three months ended June 30, 1998 and June 30, 1997:


                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                              ---------------------------------
                                                    1997               1998
                                              ---------------------------------
Net income                                      $  350,979          $   91,105

Other comprehensive income (loss) net of tax:
   Foreign currency translation                      -                  (2,764)
                                              ---------------------------------
Comprehensive income                            $  350,979          $   88,341
                                              =================================


(5) SIGNIFICANT EVENTS

Effective May 18, 1998, the Company sold 1,500,000 shares of its common stock in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts, commissions and professional fees amounted to approximately $11.6 million.

On February 6, 1998, the Board of Directors and shareholders approved (i) the filing of amended and restated Articles of Incorporation that provided for, among other things, the authorization of 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, (ii) a 923.08 for 1 stock split of the issued and outstanding Class C Common Stock, (iii) the reclassification and split of every four shares of outstanding Class A and Class B common stock into 3,692.32 shares of Common Stock and 1 share of preferred stock, (iv) an option plan reserving up to 1,000,000 shares of Common Stock, and (v) the granting of 150,000 warrants for the purchase of Common Stock to the Company's underwriters. The stock split and reclassification became effective on February 18, 1998. The issuance of the warrants and stock option plan became effective May 18, 1998 (the effective date of the Company's Offering).


(6) COMMITMENTS AND CONTINGENCIES

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

(7) SUBSEQUENT EVENTS

ACQUISITION

During the quarter the Company has agreed to acquire its agent in Uruguay. Consideration for the agency will be $132,988. The Company has converted a $72,988 accounts receivable balance from this agent as a deposit on the purchase price. The acquisition will be accounted for using the purchase method of accounting. Upon the closing of the agreement, the Agency's results will be included in the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability;
(vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; (xi) obsolescence of and changes in telecommunications switching and access equipment; and (xii) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING THE COMPANY INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

The Company is a provider of international telecommunications services and offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. The Company's primary service is call reorigination. The Company also sells services to other carriers on a wholesale basis. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Russia and France. The Company operates a switched-based digital telecommunications network. The Company installed its first switch in Sunrise, Florida, which became fully operational in October 1993. In addition, the Company began operating a second switch in Paris, France on March 1, 1998.

The following table sets forth income statement data as a percentage of revenues for the periods indicated:

                                               THREE MONTHS ENDED
                                                    JUNE 30,

                                               1997            1998
                                               ----            ----
Revenues.................................     100.0%          100.0%
Cost of revenues.........................      64.1            65.4
Gross profit.............................      35.9            34.6
 Operating expenses:
   Commission............................      16.1            14.4
   Selling, general and administrative...      10.3            17.5
   Depreciation and amortization.........        .6             1.4
Total operating expenses.................      27.0            33.2
Operating income.........................       8.9             1.4
Other (expense) income...................       (.1)            1.2
Income before income taxes...............       8.7             2.6
Net income...............................       5.4             1.4

RESULTS OF OPERATIONS

REVENUES. Revenues remained unchanged at approximately $6.5 million for the three months ended June 30,1998 as compared to the same period last year. Revenue during this period remained unchanged despite a 25% increase in minutes of traffic for the three months ended June 30, 1998 as compared to the same period last year. This resulted in an average decrease of $0.20 per minute in rate charges.

COST OF REVENUES. Cost of revenues increased $ 0.1 million (2.4%), from $4.1 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998. Cost of revenues as a percentage of sales increased from 64.1% to 65.4%, This increase in the Company's costs as a percentage of revenues primarily reflects declining retail prices, the development of the less profitable wholesale business, and increasing incremental non-billable access costs associated with the Company's call reorigination business.

GROSS PROFITS. Gross profit decreased $0.1 million (4.3%) from $2.3 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. As a percentage of revenue gross profit decreased 1.3% from 35.9% during the three months ended June 30, 1997 to 34.6% for the three months ended June 30, 1998. Gross profit decreased because sales per minute decreased faster than cost per minute. In addition, declining retail prices tend to reduce gross revenues before the benefits of the negotiated volume-based rate reductions by carriers can be realized. The reduction in prices came as a result of, among other things, a competitive deregulated market and the Company's strategic decision to gain market share and increase minutes through more competitive prices. By increasing total minutes purchased not only through aggressive retail expansion, but also through expansion of its wholesale business, the Company expects to see reductions in the rates it pays for switched minutes through volume discounts and other mechanisms. For the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 costs per minute has decreased 18% or an average of $0.12 per minute.

OPERATING EXPENSES. Operating expenses increased $0.5 million (29.4%) from $1.7 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. The increase was due to increased selling general and administrative expenses consisting primarily of salaries, benefits and bonuses for additional executives, and additional marketing and accounting personnel as a result of internal expansion and the Company's Offering. As a percentage of revenues operating expenses increased 6.2% from 27% to 33.2%.

Depreciation and amortization expense increased approximately $48,000 (120%) from approximately $40,000 for the three months ended June 30, 1997 to approximately $88,000 for the three months ended June 30, 1998 as a result of switch upgrades, the purchase of additional computer equipment and software, and leasehold improvements.

OTHER INCOME (EXPENSE). Other income(expense) was approximately $78,000 of income for the three months ended June 30, 1998 as compared to an expense of $8,000 for the three months ended June 30, 1997 primarily because of investment income derived from the invested proceeds of the Offering.

OPERATING INCOME. Operating income decreased $0.5 million from $0.6 million for the three months ended June 30, 1997 to $0.1 million for the three months ended June 30, 1998 primarily as a result of a 1.3% decrease in gross margin, a 70% increase in selling general and administrative expenses and a 120% increase in depreciation.

NET INCOME. As a result of all of the foregoing factors, particularly a 29.4% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's net income decreased approximately $0.3 million from approximately $0.4 million for the three months ended June 30, 1997 to approximately $0.1 million for the three months ended June 30, 1998. Management believes that the Company's strategy to increase market share thereby increasing the underlying minutes of traffic, will result in lower costs per minute as the benefits from negotiated volume based rate reductions by carriers may be realized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder and capital leases.

Net cash used in operating activities was $0.1 million for the three months ended June 30, 1997 and $0.4 million for the three months ended June 30, 1998. The net cash used in operating activities in the first quarter ended June 30, 1997 and 1998 mainly reflects net earnings being offset by an increase in accounts receivable from customers resulting primarily from longer payment cycles from the Company's agents, relative to the Company's accounts payable to carriers.

Net cash used in investing activities was approximately $74,000 for the three months ended June 30, 1997 and approximately $200,000 for the three months ended June 30, 1998 reflecting an increase caused by equipment purchases.

Net cash used in financing activities was approximately $127,000 for the three months ended June 30, 1997 as compared to $12.2 million for the three months ended June 30, 1998. The increase was the result of the Company's Offering, which after the expenses of such Offering accounted for an increase in cash of approximately $11.6 million.

The Company expects that the net proceeds from the Offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 12 to 16 months. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, the Company may seek in the near future to enter into a financing arrangement. Other future sources of capital for the Company could include public and private debt, including a high yield debt offering, and equity financing. There can be no assurance that any such sources of financing would be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable


Item 2. Changes in Securities and Use of Proceeds

Effective Date of the Company's Registration Statement:          May 12, 1998
Commission File Number:                                          333-46197
Date the Offering Commenced:                                     May 18, 1998

Name of Managing Underwriter:                                    Joseph Charles & Associates, Inc.

Class of Securities Registered:                                  Common Stock

Amount registered:                                               1,500,000 shares of Common Stock(1)
Amount sold:                                                     1,500,000 shares of Common Stock
Aggregate price of offering amount registered:                   $14,250,000
Aggregate offering price of amount sold:                         $14,250,000

Expenses: The expenses incurred for the Company's account in connection with the Public Offering are as follows:

   Underwriting Discounts and Commissions                        $ 1,104,375
   Non-accountable expense allowance                                 427,500
   Professional fees                                                 556,350
   Consulting fees                                                    72,000
   Listing, printing and related fees                                298,800
   Other Expenses                                                    152,400
                                                                    --------
              Total Expenses                                     $ 2,601,425


None of the expenses of the Offering consisted of direct or indirect payments to
(i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net proceeds to the Company from the Public Offering, after deducting the total expenses described above, were approximately $11.6 million. As of the filing of this Form 10-Q, the Company has not utilized any of the proceeds from its initial public offering.

----------------
(1) Excludes 200,000 shares of Common Stock registered on behalf of certain shareholders of the Company. The Company will not receive any proceeds upon the sale of these securities.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits 27.1-- Financial Data Schedule

Reports on Form 8-K --There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1998.


SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  URSUS TELECOM CORPORATION


                                  By: /S/ JOHANNES SEEFRIED
                                      Johannes S. Seefried
                                      Chief Financial Officer
                                      and authorized officer of registrant
Dated: AUGUST 14, 1998