Form 10-Q
period 1998-09-30
URSUS TELECOM CORP
filed 1998-11-13
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Yes  [X]          No [ ]


As of October 31, 1998, the number of the registrant's Common Shares of $.01 par value outstanding was 6,500,000.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:
PAGE

Item 1:  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of
         March 31, 1998 and September 30, 1998                             3

         Condensed Consolidated Statements of Income for the
         Three and Six Month Periods Ended September 30, 1997 and 1998     4

         Condensed Consolidated Statements of Cash Flows for
         the Six Month Periods Ended September 30, 1997 and 1998           5

         Notes to Condensed Consolidated Financial Statements              6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                               14

Item 2:  Changes in Securities and Use of Proceeds                       14

Item 6:  Exhibits                                                        14

Signatures

ITEM 1. FINANCIAL STATEMENTS ( UNAUDITED)


                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             March          September
ASSETS                                                         31,              30,
                                                              1998            1998
                                                         --------------------------------
Current assets:
  Cash and cash equivalents                                 $1,035,149       $4,629,984
  Accounts receivable, net                                   4,183,750        4,616,375
  Prepaid expenses                                              54,980          641,915
  Advances and notes receivable--related parties                65,274          229,932
  Other current assets                                         163,215          185,499
                                                       -----------------------------------
Total current assets                                         5,502,368         10,303,705

Equipment, net                                               1,258,074          2,778,404
Deposit on acquisition                                         377,141            102,988
Deferred costs of public offering                              514,619               -
Intangibles, net                                                   -            9,365,982
Other assets, net                                               80,309            363,546
                                                        -----------------------------------
Total assets                                                $7,732,511        $22,914,625
                                                        ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $4,154,232         $6,122,676
  Commissions payable                                           57,085          1,099,946
  Current portion of capital lease obligations                  48,835            146,486
  Other current liabilities                                    149,970            323,061
                                                         -----------------------------------
Total current liabilities                                    4,410,122          7,692,169
  Long term portion of capital lease obligations               296,555            312,288
  Other long-term obligations                                   77,614             77,614

Commitment and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized; 1,000 shares issued and outstanding                10                10
  Common stock, $.01 par value; 20,000,000 shares authorized,
      5,000,000 and 6,500,000 issued and outstanding at
      March 31, 1998
      and September 30, 1998, respectively                      50,000            65,000
  Additional paid-in capital                                   218,740        11,920,314
  Accumulated other comprehensive income - foreign
     currency translation adjustment                            (5,873)            9,008
  Retained earnings                                          2,685,343         2,838,222
                                                          ---------------------------------
Total shareholders' equity                                   2,948,220        14,832,554
                                                          -----------------------------------
Total liabilities and shareholders' equity                  $7,732,511       $22,914,625
                                                          ===================================



                            URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                         September 30,                   September 30,
                                                      1997            1998             1997      1998
                                                --------------------------------------------------------------------
Revenues:
  Retail                                          $6,298,986      $6,177,948       $12,239,253     $11,687,009
  Wholesale                                          471,693         602,994          975,198        1,561,369
                                                --------------------------------------------------------------------
Total revenues                                     6,770,679       6,780,942       13,214,451       13,248,378

Cost of revenues:
  Retail                                           4,102,766       3,880,278        7,951,341        7,339,275
  Wholesale                                          426,388         462,116          818,423        1,230,988
                                                --------------------------------------------------------------------
Total cost of revenues                             4,529,154       4,342,394        8,769,764        8,570,263
                                                --------------------------------------------------------------------

Gross profit                                       2,241,525       2,438,548        4,444,687        4,678,115

Operating expenses:
  Commissions                                      1,088,343         868,447        2,124,886        1,799,120
  Selling, general and administrative expenses       801,582       1,421,087        1,445,668        2,553,369
  Depreciation and amortization                       46,934         140,615           86,603          228,904
                                                --------------------------------------------------------------------
Total operating expenses                           1,936,859       2,430,149        3,657,157        4,581,393
                                                --------------------------------------------------------------------

Operating income                                     304,666           8,399          787,530           96,722

Other income (expense):
  Interest expense                                    (6,484)        (10,102)         (14,846)         (20,452)
  Interest income                                      6,904         143,166            7,700          231,979
  Gain on sale of Equipment                           10,584            -              10,584              -
                                                --------------------------------------------------------------------
                                                      11,004         133,064            3,438          211,527
                                                --------------------------------------------------------------------

Income before provision
  for income taxes                                   315,670         141,463          790,968         308,249
Provision for income taxes                           118,787          79,689          297,641         155,370
                                                --------------------------------------------------------------------
Net income                                         $ 196,883      $   61,774       $  493,327      $  152,879
                                                ====================================================================

Pro forma net income per common
  share-basic and dilutive (historical in 1998)   $      .04      $      .01       $     .10        $     .03
                                                ====================================================================

Pro forma weighted average shares outstanding      5,000,000       6,500,000       5,000,000        6,110,497
 (historical in 1998)                           ====================================================================


SEE ACCOMPANYING NOTES.


                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                     Six Months Ended
                                                                                       September 30,
                                                                                   1997              1998
                                                                         ------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $ 493,327           $  152,879
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                               86,603              228,904
      Allowance for doubtful accounts                                             25,000              150,863
      Deferred taxes                                                              19,577                 -
      Gain on sale of equipment                                                   10,584                 -
      Changes in operating assets and liabilities excluding
         the effects of the business acquisition:
        Accounts receivable                                                     (860,675)             547,991
        Prepaid expenses                                                         (72,674)            (126,891)
       Other current assets                                                      (89,300)             (22,285)
       Accounts payable and accrued expenses                                     464,540           (1,529,562)
       Commissions payable                                                       (10,758)              29,472
       Other current liabilities                                                 (32,645)             (18,152)
                                                                         ------------------------------------
Net cash provided by (used in) operating activities                               33,579             (586,781)

INVESTING ACTIVITIES
Purchase of equipment                                                           (221,607)            (303,022)
Increase in advances to related parties                                           49,685             (164,658)
Cash used in the business acquisition, net of cash acquired                        -               (7,484,753)
Increase in other assets                                                           7,888              (84,841)
                                                                         ------------------------------------
 Net cash used in investing activities                                          (164,034)          (8,037,274)

FINANCING ACTIVITIES
Deferred costs of public offering                                                (83,635)               -
 Repayments of long-term debt                                                   (175,000)               -
 Net proceeds from the sale of common stock                                        -               12,231,193
 Repayments on capital leases                                                      -                  (27,184)
                                                                         -------------------------------------
 Net cash (used in) provided by financing activities                            (258,635)          12,204,009
 Effect of foreign exchange rate changes on                                        -                   14,881
     cash and cash equivalents                                           ------------------------------------
 Net (decrease) increase in cash and cash equivalents                           (389,090)           3,594,835
 Cash and cash equivalents at beginning of period                                740,765            1,035,149
                                                                         ------------------------------------
 Cash and cash equivalents at end of period                                $     351,675          $ 4,629,984
                                                                         ====================================

 SUPPLEMENTAL CASH FLOW  INFORMATION
 Cash paid for interest                                                    $      17,367          $    20,452
                                                                         ====================================
 Cash paid for income taxes                                                $     408,236          $   156,000
                                                                         ====================================

 Trade-in allowance for used equipment                                     $      67,500          $       -
                                                                                          -
                                                                         ====================================
 Receivable applied as a deposit on acquisition                            $         -            $    72,988
                                                                         ====================================


SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1998, as set forth in Form 10-K of Ursus Telecom Corporation the "Company" or ("UTCC"). The results for the six month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2) ACQUISITION

On September 17, 1998 the Company purchased all the issued and outstanding common stock of Access Authority, Inc. ("Access") for $8 million in cash. Access is a provider of international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesess and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and wholesalers. Access operates a switching facility in Clearwater, Florida.

The Company has accounted for the Access acquisition using the purchase method. Accordingly, the results of operations of Access are included in the consolidated results of the Company as of September 17, 1998, the date of acquisition. Under the purchase method of accounting, the Company has preliminarily allocated the purchase price to assets and liabilities acquired based upon their estimated fair values. The purchase price allocation reflected in the financial statements is therefore tentative and is subject to changes arising from the receipt of additional valuation and other information.

The Company utilized certain net proceeds of the Company's initial public offering to pay for the acquisition. After deducting the total expenses of such offering and the purchase price of $8 million plus an estimated $150,000 in acquisition costs, approximately $3.45 million of the net proceeds of such offering remain.( See Use of Proceeds)

Pro forma operating results for the six months ended September 30, 1998 and the year ended March 31, 1998, as if the acquisition had occurred at the beginning of the respective periods, is as follows:

                                       Six Months Ended          Year Ended
                                        September 30,             March 31,
                                          1998                      1998
                                ----------------------------------------------

Total revenue                            $31,814,769            $ 75,652,207
Net income(loss)                              67,136               1,985,736
Basic and diluted net income(loss) per
common share                             $      0.01            $       0.39


The pro forma financial information has been compiled by combining the results of operations of Access for the year ended December 31, 1997 with the Company's results of operations for the year ended March 31, 1998 and by combining Access's results of operations for the six months ended June 30, 1998 with the Company's results of operations for the six months ended September 30, 1998. This pro forma is presented for informational purposes only and is not necessarily indicative of future operations. The above pro forma operating results should be read in conjunction with the Company's Form 8-K Filed on October 2, 1998 with the Securities and Exchange Commission and all subsequent filings amending such Form 8-K.

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

Following is a reconciliation of amounts used in the per share computations:

                                                                         Three Months                  Six Months
                                                                             Ended                        Ended
                                                                         September 30,                September 30,
                                                                ---------------------------------------------------------
                                                                      1997           1998           1997         1998
                                                                ----------------------------------------------------------
Net income-numerator basic computation                             $ 196,883      $ 61,774      $ 493,327   $  152,879
Effect of dilutive securities-None                                      -              -             -            -
                                                                ----------------------------------------------------------
Net income as adjusted for assumed conversion-numerator
  diluted computation                                              $ 196,883      $ 61,774      $ 493,327   $  152,879
                                                                ==========================================================

Pro forma weighted average shares-denominator basic
     computation (historical in 1998)                              5,000,000     6,500,000      5,000,000    6,110,497
Effect of dilutive securities-None                                     -              -             -            -
                                                                ----------------------------------------------------------
Pro forma weighted average shares as adjusted-  denominator
  (historical in 1998)                                             5,000,000     6,500,000      5,000,000    6,110,497
                                                                ==========================================================

Pro forma net income per share (historical in 1998):
Basic                                                              $    0.04    $     0.01      $    0.10    $    0.03
                                                                ==========================================================
Diluted                                                            $    0.04    $     0.01      $    0.10    $    0.03
                                                                ==========================================================

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

The following is a detail of comprehensive income:


                                                           Three Months              Six Months
                                                               Ended                       Ended
                                                           September 30,              September 30,
                                                       -------------------------------------------------
                                                        1997           1998          1997        1998
                                                       -------------------------------------------------
Net income                                              $ 196,883    $ 61,774     $ 493,327    $152,879

Other comprehensive income (loss) net of tax
 Foreign currency translation                               -          11,772          -         14,881
                                                       --------------------------------------------------------------------
Comprehensive income                                    $ 196,883    $ 73,546     $493,327     $167,760
                                                       ====================================================================

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

On October 30, 1998, the Company agreed to purchase two additional switches and upgrade two existing switches for a total commitment of approximately $610,000. Management's intention is to lease the equipment over a period of approximately five years.

(7) RECLASSIFICATIONS

Certain amounts appearing in the financial statements have been reclassified to conform to the current periods presentation.

(8) SUBSEQUENT EVENTS

ACQUISITION

The Company has agreed to acquire its agent in Uruguay. Consideration for the agency will be $132,988. The Company has converted a $72,988 accounts receivable balance from this agent and paid the agent $30,000 as a deposit towards the purchase price. Upon the closing of the agreement, the acquisition will be accounted for using the purchase method of accounting, as such, the Agency's results subsequent to the closing will be included in the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in the Company's forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; (xi) obsolescence of and changes in telecommunications switching and access equipment; and (xii) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING THE COMPANY INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

The Company is a provider of international telecommunications services and offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. The Company has expanded its geographic coverage in Europe, Japan, Central and South America through its September 1998 acquisition of Access. The Company is capitalizing on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

The Company's primary service is call reorigination; however, the Company has increasingly been migrating calls to direct access. The Company also provides service to other carriers and resellers. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Russia, France, Germany, Japan and New Zealand. The Company operates a switched-based digital telecommunications network. The Company has domestic switching facilities in Tampa and Sunrise, Florida and international switching facilities in Paris, Moscow, Frankfurt and Tokyo.

OTHER OPERATING DATA

The following information for the three and six months ended September 30, 1998 and 1997 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual report for the year ended March 31, 1998.

The following table sets forth income statement data as a percentage of revenues for the periods indicated:

                                          Three Months          Six Months
                                              ended                ended
                                           September 30,         September 30,
                                          1997     1998        1997       1998
                                         ----      ----        ----       ----
Revenues                                100.0%    100.0%      100.0%     100.0%
Cost of revenues                         66.9      64.0        66.4       64.7
Gross profit                             33.1      36.0        33.6       35.3
Operating expenses:
  Commission                             16.1      12.8        16.1       13.6
  Selling, general and administrative    11.8      20.9        10.9       19.3
  Depreciation and amortization           0.7       2.1         0.7        1.7
Total operating expenses                 28.6      35.8        27.7       34.6
Operating income                          4.5       0.2         5.9        0.7
Other (expense) income                    0.2       1.9         0.1        1.6
Income before income taxes                4.7       2.1         6.0        2.3
Net income                                2.9       0.9         3.7        1.2
EBITDA(1)                                 5.3       2.2         6.6        2.5


(1) As used herein "EBITDA" consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

REVENUES. Revenues remained unchanged at approximately $6.8 million for the three months ended September 30,1998 as compared to the same period last year. Revenue during this period remained unchanged despite a 52% increase in minutes of traffic for the three months ended September 30, 1998 as compared to the same period last year, which was caused by an average decrease of $0.34 per minute in rate charges. With the acquisition of Access, the Company believes that both traffic and revenues will increase significantly. Along with this anticipated increase in revenue the Company expects revenue per minute to decrease as it enters into more mature markets such as Germany and Japan which historically generates lower revenues per minute.

COST OF REVENUES. Cost of revenues decreased $ 0.2 million (4.1%), from $4.5 million for the three months ended September 30, 1997 to $4.3 million for the three months ended September 30, 1998. Cost of revenues as a percentage of sales decreased from 66.9% to 64.0%, This decrease in the Company's costs as a percentage of revenues primarily reflects declining carrier cost per minute as the result of aggressive negotiation, volume discounts, as well as the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $0.2 million (8.8%) from $2.2 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. As a percentage of revenue gross profit increased 2.8% from 33.1% during the three months ended September 30, 1997 to 36.0% for the three months ended September 30, 1998. Gross profit increased as a result of a reduction in carrier costs as a percentage of revenue, despite higher wholesale sales, which traditionally have lower margins The acquisition of Access has tripled the number of minutes the Company purchases thereby increasing the likelihood of further volume-based carrier discounts. For the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 average cost per minute has decreased 36% or an average of $0.24 per minute.

OPERATING EXPENSES. Operating expenses increased $0.5 million (25.5%) from $1.9 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998. The increase was due to increased selling, general and administrative expenses consisting primarily of salaries and benefits for executives, additional marketing and accounting personnel and increased bad debt expenses. As a percentage of revenues operating expenses increased 7.2% from 28.6% to 35.8%. The Company has aggressively expanded its personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of its acquisition program. The Company expects that operating expenses as a percentage of revenue will decrease with the integration of the operations of Access and other potential future acquisitions.

Depreciation and amortization expense increased approximately $94,000 (200%) from approximately $47,000 for the three months ended September 30, 1997 to approximately $141,000 for the three months ended September 30, 1998 as a result of expansion of the Company's infrastructure in connection with its acquisition program. The increase is attributable to a new switch in Paris, upgrades to existing switches, the purchase of additional computer equipment and software, and leasehold improvements. In addition amortization of intangibles as a result of the acquisition of Access was approximately $24,000 as compared to no expense for the same period last year

OPERATING INCOME. Despite a 8.9% increase in gross profit operating income decreased from $0.3 million for the three months ended September 30, 1997 to approximately $8,000 for the three months ended September 30, 1998 primarily as a result of a 77% increase in selling, general and administrative expenses and a 200% increase in depreciation.

OTHER INCOME (EXPENSE). Other income increased approximately $122,000 from approximately $11,000 for the three months ended September 30, 1997 to approximately $133,000 for the three months ended September 30, 1998, primarily because of investment income derived from the invested proceeds of the Offering.

NET INCOME. As a result of all of the foregoing factors, particularly a 25.5% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's net income decreased approximately $135,000 from approximately $197,000 for the three months ended September 30, 1997 to approximately $62,000 for the three months ended September 30, 1998. Net income has also been impacted by start up losses from the Company's subsidiary in France, which amounted to $65,000 for the three months ended September 30, 1998. Management believes that the Company's strategy to increase market share through acquisition and aggressive pricing will result in lower costs per minute and therefore will lead to greater net income in the future.

EBITDA. EBITDA decreased from approximately $362,000 for the three months ended September 30, 1998, to approximately $149,000 for the three months ended September 30, 1998, as a result of the foregoing factors.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997:

REVENUES. Revenues remained unchanged at approximately $13.2 million for the six months ended September 30,1998 as compared to the same period last year. Revenue during this period remained unchanged despite a 38% increase in minutes of traffic for the six months ended September 30, 1998 as compared to the same period last year, which was caused by an average decrease of $0.28 per minute in rate charges. With the acquisition of Access, the Company believes that both traffic and revenues will increase significantly. Along with this anticipated increase in revenue the Company expects revenue per minute to decrease as it enters into more mature markets such as Germany and Japan which historically generates lower revenues per minute.

COST OF REVENUES. Cost of revenues decreased $ 0.2 million (2.3%), from $8.8 million for the six months ended September 30, 1997 to $8.6 million for the six months ended September 30, 1998. Cost of revenues as a percentage of sales decreased from 66.4% to 64.7%, This decrease in the Company's costs as a percentage of revenues primarily reflects declining carrier cost per minute as the result of aggressive negotiation, volume discounts, as well as the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $0.3 million (5.3%) from $4.4 million for the six months ended September 30, 1997 to $4.7 million for the six months ended September 30, 1998. As a percentage of revenue gross profit increased 1.7% from 33.6% during the six months ended September 30, 1997 to 35.3% for the six months ended September 30, 1998. Gross profit increased as a result of a reduction in carrier costs as a percentage of revenue, despite higher wholesale sales, which traditionally have lower margins. The acquisition of Access has tripled the number of minutes the Company purchases thereby increasing the likelihood of further volume based carrier discounts. For the six months ended September 30, 1998 as compared to the six months ended September 30, 1997 average cost per minute has decreased 28% or an average of $0.19 per minute.

OPERATING EXPENSES. Operating expenses increased $1.1 million (25.3%) from $3.7 million for the six months ended September 30, 1997 to $4.5 million for the six months ended September 30, 1998. The increase was due to increased selling, general and administrative expenses consisting primarily of salaries, benefits and bonuses for additional executives, in addition to an increase in marketing and accounting personnel required as a result of internal expansion and the Company's Public Offering. As a percentage of revenues operating expenses increased 6.9% from 27.7% to 34.6%. The Company has aggressively expanded its personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of its acquisition program. The Company expects that operating expenses as a percentage of revenue will decrease with the integration of the operations of Access and other potential future acquisitions.

Depreciation and amortization expense increased approximately $142,000 (164%) from approximately $87,000 for the six months ended September 30, 1997 to approximately $229,000 for the six months ended September 30, 1998 as a result of the expansion of the Company's infrastructure in connection with its acquisition program. The increase is attributable to a new switch in Paris, upgrades to existing switches, the purchase of additional computer equipment and software, and leasehold improvements. In addition, amortization of the intangibles as a result of the acquisition of Access was approximately $24,000 as compared to no expense for the same period last year

OPERATING INCOME. Despite a 5.25% increase in gross profit, operating income decreased from $0.8 million for the six months ended September 30, 1997 to approximately $0.1 million for the six months ended September 30, 1998 primarily as a result of a 77% increase in selling, general and administrative expenses and a 164% increase in depreciation.

OTHER INCOME (EXPENSE). Other income increased approximately $209,000 from approximately $3,000 for the six months ended September 30, 1997 to approximately $212,000 for the six months ended September 30, 1998, primarily because of investment income derived from the invested proceeds of the Offering.

NET INCOME. As a result of all of the foregoing factors, particularly a 25.3% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's net income decreased approximately $340,000 from approximately $197,000 for the six months ended September 30, 1997 to approximately $153,000 for the six months ended September 30, 1998. Net income has also been impacted by start up losses from the Company's subsidiary in France, which amounted to $493,000 for the six months ended September 30, 1998. Management believes that the Company's strategy to increase market share through acquisition and aggressive pricing combined with the increased volume in traffic will result in lower costs per minute and therefore will lead to greater net income in the near future.

EBITDA. EBITDA decreased from approximately $885,000 for the six months ended September 30, 1998, to approximately $326,000 for the six months ended September 30, 1998, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder and capital leases.

Net cash provided by operating activities was $36,000 for the six months ended September 30, 1997 and net cash used in operating activities was $0.6 million for the six months ended September 30, 1998. The net cash used in operating activities mainly reflects net earnings being offset by an increase in accounts receivable from customers resulting primarily from longer payment cycles from the Company's agents relative to the Company's accounts payable to carriers.

Net cash used in investing activities was approximately $164,000 for the six months ended September 30, 1997 and approximately $8,000,000 for the six months ended September 30, 1998 reflecting the acquisition of Access and an increase caused by equipment purchases.

Net cash used in financing activities was approximately $259,000 for the six months ended September 30, 1997 as compared to net cash provided by financing activities of $12.2 million for the six months ended September 30, 1998. The increase was primarily the result of the Company's Offering, which after the expenses of such Offering accounted for an increase in cash of approximately $11.6 million.

The Company expects that the net proceeds from the Offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 12 months. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, the Company may seek in the near future to enter into a financing arrangement. Other future sources of capital for the Company could include public and private debt, including a high yield debt offering, equity financing and capital lease arrangements. There can be no assurance that any such sources of financing would be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

YEAR 2000

The Company is currently in the process of evaluating whether it will encounter any problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or about 2000. Most of the Company's computer systems, software and databases are proprietary to the Company and are year 2000 compliant, as such, costs to correct any such problems will be immaterial. The Company is in the process of evaluating if carriers and other third parties with which it contracts for services anticipates any year 2000 difficulties, and if so whether those problems would be of a nature that could adversely affect the Company. The Company will begin a process by which it will identify and prioritize critical suppliers and request that such suppliers advise the Company as to whether or not they anticipate any difficulties in addressing year 2000 problems and, if so, whether or not the Company would be adversely affected by any of such problems. Until such time as these parties respond to the Company, the impact of year 2000 on the Company's business, results of operations and financial condition cannot be assessed with certainty, although the Company does not believe year 2000 issues will have a material adverse impact on it.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Management does not believe that this action will have a material impact on the financial condition of the Company.

     In February 1998, the Company filed an action against Edwin Alley, d/b/a Phone Anywhere in the United States District Court for the Middle District of Florida claiming that Edwin Alley, d/b/a Phone Anywhere ("Alley"), a former sales agent for the Company, breached its agency agreement with the Company, wrongfully diverted customers and business to the Company's competitors, misappropriated the Company's trade secrets, breached fiduciary and other duties owed to the Company and engaged in unfair competition. The Company seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counterclaimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin the Company from soliciting or providing services to customers located by him. Discovery is proceeding on the Company's claims. Alley has moved for summary judgment on jurisdictional grounds and the Company is responding to the motion.

     Subsequent to the filing of the Company's federal action, Alley commenced an action against the Company in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action, Alley asserts essentially the same claims and seeks the same relief as in his federal counterclaim. Access Authority has answered the Complaint, denying the material allegations in the pleading, and has asserted counterclaims against Alley based largely on the claims it asserted in the federal proceeding commenced by it. The Pinellas County proceeding has been stayed pending disposition of the federal action.

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

Expenses: The expenses incurred
for the Company's account  in
connection with the Offering are
as follows:

   Underwriting Discounts and Commissions                         $1,104,375
   Non-accountable expense allowance                                 427,500
   Professional fees                                                 556,350
   Consulting fees                                                    72,000
   Listing, printing and related fees                                298,800
   Other Expenses                                                    152,400
                                                                 ------------
        Total Expenses                                           $ 2,611,425
                                                                 ============

None of the expenses of the Offering consisted of direct or indirect payments to
(i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net proceeds to the Company from the Offering, after deducting the total expenses described above, were approximately $11.6 million. In connection with the acquisition of Access, the Company has utilized $8.15 million, representing the purchase price plus the costs of the transaction. Approximately $3.45 million of the net proceeds of such Offering remain as of September 30, 1998.

----------------

(1) Excludes 200,000 shares of Common Stock registered on behalf of certain shareholders of the Company. The Company will not receive any proceeds upon the sale of these securities.


Item 6. Exhibits and Reports on Form 8-K.

Exhibits 27.1- Financial Data Schedule

   (b) Reports on Form 8-K - Current Report on Form 8-K filed on October 2, 1998 with regards to the consummation of the acquisition of Access Authority, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                URSUS TELECOM CORPORATION


                                By: /S/ JOHANNES SEEFRIED
                                   --------------------------
                                   Johannes S. Seefried
                                   Chief Financial Officer
                                   and authorized officer of registrant
Dated: November 13, 1998