Form 10-Q
period 1998-12-31
URSUS TELECOM CORP
filed 1999-02-16
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

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

Yes  [X]          No [ ]

As of February 14, 1999, the number of the registrant's Common Shares of $.01 par value outstanding was 6,600,000.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION:                                     PAGE

Item 1:   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of
           March 31, 1998 and December 31, 1998                      3

           Condensed Consolidated Statements of Income for the
           Three and Nine Month Periods Ended December 31, 1997
           and 1998                                                  4

           Condensed Consolidated Statements of Cash Flows for
           the Nine Month Periods Ended December 31, 1997
           and 1998                                                  5

           Notes to Condensed Consolidated Financial Statements      6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9


PART II - OTHER INFORMATION


Item 1:   Legal Proceedings                                         14

Item 2:   Changes in Securities and Use of Proceeds                 14

Item 6:   Exhibits                                                  14

Signatures

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,           December 31,
ASSETS                                                          1998                  1998
                                                            -----------------------------------
 Current assets:
  Cash and cash equivalents                                    $1,035,149         $3,519,626
  Accounts receivable, net                                      4,183,750          4,568,865
  Prepaid expenses                                                 54,980           385,278
  Advances and notes receivable--related parties                   65,274            88,962
  Deferred taxes                                                   49,841           603,913
  Other current assets                                            113,374            26,844
                                                            -----------------------------------
Total current assets                                            5,502,368         9,193,488

  Equipment, net                                                1,258,074         3,439,846
  Deposit on acquisition                                          377,141           214,299
  Deferred costs of public offering                               514,619            -
  Intangibles, net                                                   -            8,931,966
  Other assets, net                                                80,309           607,779
                                                            -----------------------------------
  Total assets                                                 $7,732,511       $22,387,378
                                                            ===================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable and accrued expenses                      $4,154,232        $4,769,500
    Commissions payable                                            57,085         1,101,634
    Current portion of capital lease obligations                   48,835           239,997
    Other current liabilities                                     149,970           428,816
                                                           ------------------------------------
  Total current liabilities                                     4,410,122         6,539,947
  Long term portion of capital lease obligations                  296,555           835,853
  Other long-term obligations                                      77,614           169,077

  Commitment and contingencies

  Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
      1,000 shares issued and outstanding                              10                10
   Common stock, $.01 par value; 20,000,000 shares authorized,
      5,000,000 and 6,500,000 issued and outstanding at
      March 31, 1998 and December 31, 1998, respectively           50,000            65,000
  Additional paid-in capital                                      218,740        11,914,843
  Accumulated other comprehensive income - foreign
     currency translation adjustment                               (5,873)            9,455
  Retained earnings                                             2,685,343         2,853,193
                                                         ------------------------------------
Total shareholders' equity                                      2,948,220        14,842,501
                                                         ------------------------------------
Total liabilities and shareholders' equity                     $7,732,511       $22,387,378
                                                         ===================================

                            URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                          December 31,                      December 31,
                                                      1997            1998             1997            1998
                                                --------------------------------------------------------------------
 Revenues:
   Retail                                           $6,181,611      $7,580,036       $18,420,864     $19,277,901
   Wholesale                                         1,633,051       3,458,423         2,608,249       5,064,998
                                                --------------------------------------------------------------------
Total revenues                                       7,814,662      11,038,459        21,029,113      24,342,899
  Cost of revenues:
  Retail                                             3,425,493       4,358,522        11,376,834      11,752,914
  Wholesale                                          1,593,498       2,683,628         2,411,922       3,914,616
                                               --------------------------------------------------------------------
Total cost of revenues                               5,018,991       7,042,150        13,788,756      15,667,530
                                                --------------------------------------------------------------------
Gross profit                                         2,795,670       3,996,309         7,240,357       8,675,369

  Operating expenses:
    Commissions                                      1,077,130       1,004,052         3,202,016       2,803,169
    Selling, general and administrative expenses     1,044,838       2,472,321         2,490,506       5,025,665
    Depreciation and amortization                       46,827         339,683           133,429         569,557
                                                --------------------------------------------------------------------
Total operating expenses                             2,168,795       3,816,056         5,825,951       8,398,391
                                                --------------------------------------------------------------------

Operating income                                       626,875         180,253         1,414,406         276,978

Other income (expense):
  Interest expense                                      (4,845)        (11,417)          (19,691)        (31,869)
  Interest income                                       14,743          41,987            22,443         273,966
  Gain on sale of equipment                                -            (3,244)           10,584          (3,244)
                                                --------------------------------------------------------------------
                                                         9,898          27,326            13,336          238,853
                                                --------------------------------------------------------------------
Income before provision                                636,773         207,579         1,427,742          515,830
  for income taxes
Provision for income taxes                             239,618         192,610           537,259          347,981
                                                --------------------------------------------------------------------
Net income                                           $ 397,155       $  14,969       $   890,483        $ 167,850
                                                ====================================================================

Pro forma net income per common
    share-basic and dilutive (historical in 1998)   $      .08       $     .00       $       .18        $     .03
                                                ====================================================================

 Pro forma weighted average shares outstanding
 (historical in 1998)                                 5,000,000      6,512,500         5,000,000        6,199,407
                                                ====================================================================

SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       December 31,
                                                                                  1997           1998
                                                                             ------------------------------------
 OPERATING ACTIVITIES
  Net income                                                                    $890,483     $  167,850
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                133,429        569,557
    Allowance for doubtful accounts                                                 -            80,281
    Deferred taxes                                                                 1,958         17,173
    (Gain) loss on sale of equipment                                             (10,584)         3,244
    Changes in operating assets and liabilities excluding the
      effects of the business acquisition:
       Accounts receivable                                                    (1,733,215)       554,771
       Prepaid expenses                                                           (2,198)        63,679
       Other current assets                                                      158,853         86,530
       Accounts payable and accrued expenses                                   1,152,482     (2,878,205)
       Commissions payable                                                       (10,195)        31,160
       Other current liabilities                                                  57,140         87,604
                                                                         ------------------------------------
Net cash provided by (used in) operating activities                              638,153     (1,216,356)
INVESTING ACTIVITIES
Purchase of equipment                                                           (320,690)      (527,116)
Decrease (increase) in advances to related parties                               151,843        (23,688)
Cash used in the business acquisition, net of cash acquired                         -        (7,484,753)
Increase in other assets                                                          (2,142)      (447,520)
                                                                         ------------------------------------
Net cash used in investing activities                                           (170,989)    (8,483,077)
FINANCING ACTIVITIES
Deferred costs of public offering                                               (207,531)        -
Repayments of long-term debt                                                    (340,000)        -
Collection of stock subscription receivable                                       18,750         -
Net proceeds from the sale of common stock                                          -        12,225,722
Repayments on capital leases                                                        -           (57,140)
                                                                         ------------------------------------
Net cash (used in) provided by financing activities                             (528,781)    12,168,582
Effect of foreign exchange rate
  changes on cash and cash equivalents                                              -            15,328
                                                                         ------------------------------------
Net (decrease) increase in cash and cash equivalents                             (61,617)     2,484,477
Cash and cash equivalents at beginning of period                                 740,765      1,035,149
                                                                         ------------------------------------
Cash and cash equivalents at end of period                                       679,148      3,519,626
                                                                         ====================================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                        $   22,224     $   31,869
                                                                         ====================================
Cash paid for income taxes                                                    $  408,236     $  156,000
                                                                         ====================================
Property and equipment acquired under capital lease                           $     -        $  647,031
                                                                         ====================================
Trade-in allowance for used equipment                                         $   67,500     $      -
                                                                         ====================================
Receivable applied as a deposit on acquisition                               $   321,059     $ (162,842)
                                                                         ====================================

SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1998, as set forth in Form 10-K of Ursus Telecom Corporation (the "Company" or "UTCC"). The results for the nine month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

(2) ACQUISITION

On September 17, 1998 the Company purchased all the issued and outstanding common stock of Access Authority Inc. ("Access") for $8 million in cash. Access is a provider of international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and wholesalers. Access operates a switching facility in Clearwater, Florida.

The Company has accounted for the Access acquisition using the purchase method of accounting. Accordingly, the results of operations of Access are included in the consolidated results of the Company as of September 17, 1998, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

     Current Assets                                      $2,567,520
     Property and Equipment, net                          1,422,509
     Intangibles                                          9,089,883
     Current Liabilities                                 (4,929,912)
                                                   --------------------------
     Total Purchase Price                               $ 8,150,000
                                                   ==========================

The Company utilized certain net proceeds of the Company's initial public offering to pay for the Access acquisition. After deducting the total expenses of such offering and the purchase price of $8 million plus an estimated $150,000 in acquisition costs, approximately $3.45 million of the net proceeds remain. (See Use of Proceeds)

Pro forma operating results for the nine months ended December 31, 1998 and the year ended March 31, 1998, giving effect to the acquisition at the beginning of the respective periods, is as follows:

                                            Nine Months            Year Ended
                                             Ended                  March 31,
                                           December 31, 1998          1998
                                         ----------------------- ---------------
Total revenue                              $ 41,361,900           $  75,652,207
                                         ======================  ===============
Net income(loss)                               (482,710)             1,985,736
                                         ======================  ===============
Basic and diluted net
income(loss) per share of Common
Stock                                      $      (0.08)          $       0.39
                                         ======================  ===============

The pro forma financial information has been compiled by combining the results of operations of Access for the year ended December 31, 1997 with the Company's results of operations for the year ended March 31, 1998 and by combining Access's results of operations for the nine months ended September 30, 1998 with the Company's results of operations for the nine months ended December 31, 1998. The pro forma data is presented for informational purposes only and is not necessarily indicative of future operations. The pro forma operating results should be read in conjunction with the Company's Current Report on Form 8-K filed on October 2, 1998 with the SEC and all subsequent filings amending such Form 8-K.

(3) PRO FORMA NET INCOME PER COMMON SHARE

Pro forma basic and dilutive net income per share reflect pro forma weighted average common shares outstanding for all periods presented assuming the stock split and recapitalization, described in Note 5, occurred at the beginning of the earliest year presented.

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128,"EARNINGS PER SHARE." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented to conform to this new standard.

The following is a reconciliation of amounts used in the per share computations:

                                                                         Three Months                  Nine Months
                                                                             Ended                        Ended
                                                                         December 31,                 December 31,
                                                                ---------------------------------------------------------
                                                                      1997           1998           1997         1998
                                                                ----------------------------------------------------------
Net income-numerator basic computation                            $ 397,155       $ 14,969       $  890,483     $ 167,850
Effect of dilutive securities-None                                    -              -                 -            -
                                                                ----------------------------------------------------------
Net income as adjusted for assumed conversion-numerator
diluted computation                                               $ 397,155       $ 14,969       $  890,483     $ 167,850
                                                                ==========================================================
Pro forma weighted average shares-denominator basic
     Computation (historical in 1998)                             5,000,000      6,500,000        5,000,000     6,195,256
Effect of dilutive securities-Stock options                            -            12,500             -            4,151
                                                                ----------------------------------------------------------
Pro forma weighted average shares
as adjusted- denominator
  (historical in 1998)                                            5,000,000      6,512,500        5,000,000     6,199,407
                                                                ==========================================================
Pro forma net income per share (historical in 1998):
Basic                                                             $    0.08     $     0.00       $     0.18     $    0.03
                                                                ==========================================================
Diluted                                                           $    0.08     $     0.00       $     0.18     $    0.03
                                                                ==========================================================

(4) COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130) in 1998 which is required for fiscal years beginning after December 15, 1997. The Statement requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity. The only component of other comprehensive income reflected in the Company's balance sheet is foreign currency translation adjustments which even prior to adoption of SFAS 130 would have been separately reported in stockholders' equity.

The following is a detail of comprehensive income:

                                           Three Months         Nine Months
                                              Ended                Ended
                                           December 31,         December 31,
                                       ----------------------------------------
                                       1997         1998      1997      1998
                                       ----------------------------------------
Net income                             $397,155   $ 14,969  $ 890,483  $167,850

Other comprehensive income (loss)
net of tax
Foreign currency translation               -           447       -       15,328
                                      -----------------------------------------
Comprehensive income                  $397,155    $ 15,416  $ 890,483  $183,178
                                     ==========================================
(5) SIGNIFICANT EVENTS

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

On October 25, 1998 the Board of Directors repriced certain previously issued stock options aggregating 160,000 shares to the market value on the date of the repricing or an exercise price of $4.125 per share. Of the 160,000 options, 110,000 represented options granted to employees and 50,000 options granted to one executive officer.

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

(8) DEFERRED TAXES

Deferred taxes consists of the following:

                                            MARCH 31,             DECEMBER 31,
                                              1998                   1998
                                           ----------------------------------

Deferred tax assets:
Allowance for Doubtful Accounts              $24,822               $195,412
Accrued expenses                              25,019                352,132
Amortization                                   3,393                  3,948
Deferred rent                                 10,649                 10,649
NOL Carryforward                                 -                   33,721
Tax Credits                                      -                   22,093
                                           ----------------------------------
Total deferred tax assets                     63,883(1)             617,955(1)

Deferred tax liabilities:
Depreciation                                  65,161                156,954
Prepaid bonus                                 11,723                 11,723
Other                                            730                    175
                                           ----------------------------------
Total deferred tax liabilities                77,614(2)             168,852(2)
                                           ----------------------------------
Total net deferred tax liabilities           $13,731               $449,103
                                            ==================================

(1) Of these amounts $14,042 has been classified as long-term and is included in other assets as of March 31, 1998 and December 31, 1998.

(2) Amounts are included in other long-term obligations


(9) SUBSEQUENT EVENTS

ACQUISITION

The Company has agreed to acquire its agent in Uruguay. Consideration for the agency will be $132,988. The Company has converted a $72,988 accounts receivable balance from this agent and paid the agent $30,000 as a deposit to be applied to the purchase price. Upon the closing of the agreement, which is expected to be during February of 1999, the acquisition will be accounted for using the purchase method of accounting, as such, the Agency's results subsequent to the closing will be included in the consolidated financial statements of the Company.

On January 22, 1999, the Company acquired the operations of Starcom S.A. an Argentine Corporation and Rolium S.A. a Panamanian Corporation. In accordance with the Stock Purchase Agreement the aggregate consideration for the two entities was $183,000 and 100,000 shares of unregistered common stock (50,000 shares have been placed in escrow and will be released in six months if the seller adheres to the covenants, indemnities and obligations of the Agreement). The fair market value of the Company's Common stock was valued at $425,000 at the date of acquisition. These agreements contain provisions which call for additional consideration of $267,000 to be paid in equal installment of $133,500 on January 22, 2000 and 2001. In addition, $100,000 was placed in escrow to pay certain liabilities of Starcom S.A. which results in total consideration of $975,000. The acquisition will be accounted for using the purchase method of accounting, as such, the result of operations subsequent to the closing will be included in the consolidated financial statements of the Company. As of the date of this filing, information needed to determine the allocation of purchase price to the assets acquired is not available. The aggregate purchase price of this acquisition will be allocated based on estimated fair value of the assets acquired with any excess allocated to intangible assets to be written off over the estimated useful life.

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

OVERVIEW

The Company is a provider of international telecommunications services and offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. The Company has expanded its geographic coverage in Europe, Japan, Central and South America through its acquisition of Access. The Company is capitalizing on the increasing demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

The Company's primary service is call reorigination, however, the Company has increasingly been migrating calls to direct access. The Company also provides service to other carriers and resellers. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Russia, France, Germany, Japan and New Zealand. The Company operates a switched-based digital telecommunications network. The Company has domestic switching facilities in Tampa and Sunrise, Florida and international switching facilities in Paris, Moscow, Frankfurt and Tokyo.

OTHER OPERATING DATA

The following information for the three and nine months ended December 31, 1997 and 1998 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual Form 10K for the year ended March 31, 1998.

The following table sets forth income statement data as a percentage of revenues for the periods indicated:

                                          Three Months Ended               Nine Months ended
                                            December 31,                     December 31,
                                        1997            1998            1997           1998
                                        ----            ----            ----           ----
Revenues                               100.0%          100.0%          100.0%         100.0%
Cost of revenues                        64.2            63.8            65.6           64.4
Gross profit                            35.8            36.2            34.4           35.6
Operating expenses:
  Commission                            13.8             9.1            15.2           11.5
  Selling, general and administrative   13.4            22.4            11.9           20.7
  Depreciation and amortization          0.6             3.1             0.6            2.3
Total operating expenses                27.8            34.6            27.7           34.5
Operating income                         8.0             1.6             6.7            1.1
Other (expense) income                   0.2             0.3             0.1            1.0
Income before income taxes               8.2             1.9             6.8            2.1
Net income                               5.1             0.1             4.2            0.7
EBITDA(1)                                8.6             4.7             7.4            3.5


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997:

REVENUES. Revenues increased $3.2 million (41.3%) from $7.8 million for the three months ended December 31, 1997 to $11.0 million for the three months ended December 31, 1998. The revenue increase attributable to the Access acquisition amounted to $6.0 million for the three months ended December 31, 1998. The consolidated company had a 16.9 million minute increase during this period over the same period last year. Access contributed 19.2 million of the total minutes to the consolidated Company during the quarter. Revenue per minute declined from $0.80 per minute to $0.41 per minute over this period resulting from the lower per minute rates generated by Access. The decrease in revenue per minute is consistent with the Company's entry into the more mature markets of Germany and Japan and with an increase of 112% in wholesale sales, which traditionally generate lower revenue per minute.

COST OF REVENUES. Cost of revenues increased $2.0 million (40.3%), from $5.0 million for the three months ended December 31, 1997 to $7.0 million for the three months ended December 31, 1998. However, cost of revenues as a percentage of sales decreased from 64.2% to 63.8%. This decrease in the Company's costs as a percentage of revenues primarily reflects declining carrier cost per minute as the result of aggressive negotiation, volume discounts, as well as the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $1.2 million (42.9%) from $2.8 million for the three months ended December 31, 1997 to $4.0 million for the three months ended December 31, 1998. As a percentage of revenue gross profit increased 0.4% from 35.8% during the three months ended December 31, 1997 to 36.2% for the three months ended December 31, 1998. Gross profit increased as a result of a reduction in carrier costs as a percentage of revenue, despite higher wholesale sales, which traditionally have lower margins. The acquisition of Access has tripled the number of minutes the Company purchases thereby increasing volume-based carrier discounts. For the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 average cost per minute has decreased 50% or an average of $0.26 per minute.

OPERATING EXPENSES. Operating expenses increased $1.6 million (34.6%) from $2.2 million for the three months ended December 31, 1997 to $3.8 million for the three months ended December 31, 1998. The increase was due primarily to the acquisition of Access which added $1.4 million in operating expenses. In addition, bonuses paid under contract to executive officers and increased bad debt expenses contributed to the increase. As a percentage of revenues, selling, general and administrative expenses increased 9.0% from 13.4% to 22.4%. The Company has aggressively expanded its personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of its acquisition program. The Company expects that operating expenses as a percentage of revenue will decrease with the further integration of the operations of Access and other potential future acquisitions.

Depreciation and amortization expense increased approximately $293,000 (625.4%) from approximately $47,000 for the three months ended December 31, 1997 to approximately $340,000 for the three months ended December 31, 1998 as a result of expansion of the Company's infrastructure in connection with its acquisition program. In addition, the acquisition of Access increased the amount of depreciable fixed assets and resulted in approximately $134,000 in amortization expense on the intangibles.

OPERATING INCOME. Operating income decreased from $0.6 million for the three months ended December 31, 1997 to approximately $0.2 million for the three months ended December 31, 1998 primarily as a result of a 136.6% increase in selling, general and administrative expenses and a 625.4% increase in depreciation.

NET INCOME. As a result of all of the foregoing factors, particularly a 75.9% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's net income decreased approximately $382,000 from approximately $397,000 for the three months ended December 31, 1997 to approximately $15,000 for the three months ended December 31, 1998. Net income has also been impacted by start up losses from the Company's subsidiary in France, which amounted to $140,000 for the three months ended December 31, 1998. Management believes that the Company's strategy to increase market share through acquisition and aggressive pricing will result in lower costs per minute and therefore will lead to greater net income in the future.

EBITDA. EBITDA decreased approximately $154,000 (22.8%) from 674,000 for the three months ended December 31, 1997, to approximately $520,000 for the three months ended December 31, 1998, as a result of the foregoing factors.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997:

REVENUES. Revenues increased $3.3 million (15.8%) from $21.0 million for the nine months ended December 31,1997 to $24.3 for the nine months ended December 31, 1998. The revenue increase attributable to the Access acquisition amounted to $7.0 for the nine months ended December 31, 1998. The consolidated company had a 22.0 million minute increase over the same period last year. Access contributed 21.9 million minutes to the consolidated Company since the acquisition on September 17, 1998. Revenue per minute declined from $0.92 per minute to $0.54 per minute over this period resulting from the lower per minute rates generated by Access. The decrease in revenue per minute is consistent with the Companies entry into the more mature markets of Germany and Japan and with an increase of 94.2% in wholesale sales, which traditionally generate lower revenues per minute.

COST OF REVENUES. Cost of revenues increased $1.9 million (13.6%), from $13.8 million for the nine months ended December 31, 1997 to $15.7 million for the nine months ended December 31, 1998. Cost of revenues as a percentage of sales decreased from 65.6% to 64.4%, This decrease in the Company's costs as a percentage of revenues primarily reflects declining carrier cost per minute as the result of aggressive negotiation, volume discounts, as well as the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $1.4 million (19.8%) from $7.2 million for the nine months ended December 31, 1997 to $8.7 million for the nine months ended December 31, 1998. As a percentage of revenue, gross profit increased 1.2% from 34.4% during the nine months ended December 31, 1997 to 35.6% for the nine months ended December 31, 1998. Gross profit increased as a result of a reduction in carrier costs as a percentage of revenue, despite higher wholesale sales, which traditionally have lower margins. The acquisition of Access has tripled the number of minutes the Company purchases thereby increasing the likelihood of further volume based carrier discounts. For the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997, the average cost per minute has decreased 43% or an average of $0.26 per minute.

OPERATING EXPENSES. Operating expenses increased $2.6 million (44.2%) from $5.8 million for the nine months ended December 31, 1997 to $8.4 million for the nine months ended December 31, 1998. The increase was due primarily to the acquisition of Access which added $1.6 million in operating expenses. In addition, the increase was due to selling, general and administrative expenses consisting primarily of salaries and benefits for executives, additional marketing and accounting personnel and increased bad debt expenses. As a percentage of revenues, selling, general and administrative expenses increased 8.8% from 11.8% to 20.6%. The Company has aggressively expanded its personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of its acquisition program. The Company expects that operating expenses as a percentage of revenue will decrease with the further integration of the operations of Access and other potential future acquisitions.

Depreciation and amortization expense increased approximately $463,000 (326.9%) from approximately $133,000 for the nine months ended December 31, 1997 to approximately $570,000 for the nine months ended December 31, 1998 as a result of the expansion of the Company's infrastructure in connection with its acquisition program. The increase is attributable to a new switch in Paris, upgrades to existing switches, the purchase of additional computer equipment and software, and leasehold improvements. In addition, amortization of the intangibles as a result of the acquisition of Access was approximately $158,000 as compared to no expense for the same period last year.

OPERATING INCOME. Operating income decreased from $1.1 million for the nine months ended December 31, 1997 to approximately $0.3 million for the nine months ended December 31, 1998 primarily as a result of a 101.8% increase in selling, general and administrative expenses and a 326.9% increase in depreciation.

OTHER INCOME (EXPENSE). Other income increased approximately $226,000 from approximately $13,000 for the nine months ended December 31, 1997 to approximately $239,000 for the nine months ended December 31, 1998, primarily because of investment income derived from the invested proceeds of the Offering.

NET INCOME. As a result of all of the foregoing factors, particularly a 44.2% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's net income decreased approximately $0.7 million from approximately $0.9 million for the nine months ended December 31, 1997 to approximately $0.2 million for the nine months ended December 31, 1998. Net income has also been impacted by start-up losses from the Company's subsidiary in France, which amounted to $252,000 for the nine months ended December 31, 1998. Management believes that the Company's strategy to increase market share through acquisition and aggressive pricing combined with the increased volume in traffic will result in lower costs per minute and therefore will lead to greater net income in the near future.

EBITDA. EBITDA decreased from approximately $1.5 million for the nine months ended December 31, 1997, to approximately $0.8 million for the nine months ended December 31, 1998, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder and capital leases.

On December 18, 1998, the Company entered into an equipment lease facility of up to $20 million, which provides for leases of 4-5 years at interest rates of 8 to 8.5%. The interest rates are fixed at the inception of each lease, with subsequent leases based on the change in five-year treasury securities. The lease facility will be used to fund equipment purchases in connection with the Company's growth strategy. As of December 31, 1998, the Company had not utilized this lease facility. The Company has purchased two switches at an approximate cost of $647,000, which has not been paid for and that will be financed by this facility.

Net cash provided by operating activities was $0.6 million for the nine months ended December 31, 1997 and net cash used in operating activities was $1.2 million for the nine months ended December 31, 1998. The net cash used in operating activities mainly reflects net earnings being offset by an increase in accounts receivable from customers resulting primarily from longer payment cycles from the Company's agents relative to the Company's accounts payable to carriers.

Net cash used in investing activities was approximately $171,000 for the nine months ended December 31, 1997 and approximately $8.5 million for the nine months ended December 31, 1998 reflecting the acquisition of Access and an increase in equipment purchases.

Net cash used in financing activities was approximately $529,000 for the nine months ended December 31, 1997 as compared to net cash provided by financing activities of $12.2 million for the nine months ended December 31, 1998. The increase was primarily the result of the Company's initial public offering ("Offering"), which after the expenses of such Offering resulted in an increase in cash of approximately $11.6 million.

The Company expects that the remaining net proceeds from the Offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 12 months. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, the Company may seek in the near future to enter into a financing arrangement. Other future sources of capital for the Company could include public and private debt, including a high yield debt offering, equity financing and capital lease arrangements. There can be no assurance that any such sources of financing would be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.


IMPACT OF YEAR 2000

The impact of the year 2000, which has been widely reported in the media, could cause malfunctions in certain software and databases that use date sensitive processing relating to the year 2000 and beyond. The Company has completed an evaluation of all its systems and found that most of the Company's computer systems, software and databases are proprietary to the Company and are year 2000 compliant. The Company also has begun to evaluate third party business entities with which the Company is engaged in business or for which the Company provides services, to determine if there will be any unexpected interruptions. The Company will request representations from these third parties as to whether or not they anticipate any difficulties in addressing year 2000 problems and, if so, whether or not the Company would be adversely affected by any of such problems. Management expects to have this process completed by September 1999.

The Company has obtained representations from the manufacturer of the telephony switches that they are year 2000 compliant. As these switches are critical to the Company, they have been tested internally and found to be year 2000 compliant. The Company's billing system will be upgraded to a year 2000 compliant version by June 1999 at no cost to the Company. The Company has received assurances from other software and equipment manufacturer's that their hardware and software are year 2000 compliant.

Management has determined that costs to correct any problems encountered with the year 2000 are expected to be immaterial. However, until such time as the third parties, with which the Company conducts business, respond to the Company, the full impact of the year 2000 issue is not known. As a result the impact on the Company's business, results of operations and financial condition cannot be assessed with certainty.

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

     Subsequent to the filing of the Company's federal action, Alley commenced an action against the Company in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action, Alley asserts essentially the same claims and seeks the same relief as in his federal counterclaim. The Company has answered the Complaint, denying the material allegations in the pleading, and has asserted counterclaims against Alley based largely on the claims it asserted in the federal proceeding. The Pinellas County proceeding has been stayed pending disposition of the federal action.

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

Expenses: The expenses incurred
for the Company's account  in
connection with the Offering are
as follows:

     Underwriting Discounts and                                      $1,104,375
Commissions
     Non-accountable expense                                            427,500
allowance
     Professional fees                                                  556,350
     Consulting fees                                                     72,000
     Listing, printing and related                                      298,800
fees
     Other Expenses                                                     152,400
                                                                    ------------
              Total Expenses                                        $ 2,611,425
                                                                    ============


None of the expenses of the Offering consisted of direct or indirect payments to
(i) directors, officers, general partners or affiliates of the Company, (ii) persons owning 10 percent or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

Net proceeds to the Company from the Offering, after deducting the total expenses described above, were approximately $11.6 million. In connection with the acquisition of Access, the Company has utilized $8.15 million, representing the purchase price plus the costs of the transaction. In addition, the Company has utilized approximately $0.7 million for working capital purposes and as such, approximately $2.75 million of the net proceeds of such Offering remain as of December 31, 1998.

----------------

(1) Excludes 200,000 shares of Common Stock registered on behalf of certain shareholders of the Company. The Company will not receive any proceeds upon the sale of these securities.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     (i)  Exhibit 10 - Stock Purchase Agreement by and among Access
          Authority Inc.("Access") the shareholders of Access and Ursus Telecom Corporation dated as of September 15, 1998 (incorporated by reference from the Company's Current Report on Form 8-K filed on October 2, 1998).

     (ii) Exhibit 27.1- Financial Data Schedule

(b)  Reports on Form 8-K

     (i) Current Report on Form 8-K filed on October 2, 1998 with respect to the consummation of the acquisition of Access.

     (ii) Current Report on Form 8-K/a filed on December 1, 1998 with respect to providing financial information in connection with the acquisition of Access.

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

Dated: FEBRUARY 12, 1999