Form 10-K
period 1999-03-31
URSUS TELECOM CORP
filed 1999-06-29
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

Common Stock, $.01 par value                Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 25, 1999, was $6,400,000 (based on the last trade on June, 25 1999 at $4.00 per share). As of June 25, 1999, there were 1,000 shares of Series A Preferred Stock, $.01 par value per share, issued and outstanding, and 6,600,000 shares of common stock, $.01 par value per share ("Common Stock"), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

                            URSUS TELECOM CORPORATION

                                TABLE OF CONTENTS

                                     PART I


Item 1. Business.........................................................1

Item 2. Properties......................................................25

Item 3. Legal Proceedings...............................................25

Item 4. Submission of Matters to a Vote of Security Holders.............26


                                     PART II


Item 5. Market for our Common Equity and Related
        Shareholder Matters.............................................26

Item 6. Selected Consolidated Financial Data............................28

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....38

Item 8.  Financial Statements and Supplementary Data....................38

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................38


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............39

Item 11.  Executive Compensation........................................41

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................43

Item 13.  Certain Relationships and Related Transactions................44

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.................................................47

Glossary of Terms.......................................................48

                                     PART I


     FOR YOUR CONVENIENCE, TECHNICAL TERMS AND ACRONYMS WHEN FIRST USED IN THIS FORM 10-K ARE BOTH DEFINED WHEN FIRST USED AND DEFINED IN THE GLOSSARY COMMENCING ON PAGE 45.

OUR REPORT ON THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED ("THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "MAY," "WILL," "CONTINUE," "PROJECT," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES SUCH AS THOSE DISCUSSED IN THE SECTIONS ENTITLED "FACTORS AFFECTING URSUS' BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION," "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS RISKS FROM GENERAL ECONOMIC FACTORS AND CONDITIONS. THESE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS FORM 10-K. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD- LOOKING STATEMENTS. YOU SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.   BUSINESS

GENERAL

     We are an international telecommunications company that operates a digital, switch-based telecommunications network (the "Network") from our primary switching facility in Sunrise, Florida. The Network is used to originate and terminate international calls for our own subscriber base. We exploit favorable market niches by providing competitive and technologically advanced telecommunications services. We focus on small and medium-sized businesses in emerging or deregulating markets such as South Africa, Latin America, the Middle East, primarily in Lebanon, Egypt, Germany, France and Japan.

     We operate through a network of independent agents and wholesalers that allow us to maintain a significant competitive advantage. Each agent uses a proprietary agent support system developed and provided by us to provide marketing, customer support, billing and collections, in local language and time. We supply each of our agents with near real time data for customer management, usage analysis and billing from our local and wide area network. Through our agent network, we are developing and maintaining close relationships with vendors of telephone systems such as Siemens, Plessey and Alcatel in key markets in order to promote our line of telecommunications services.

     Our strategy has been to enter a target market using call reorigination. Call reorigination gives our overseas customers access to our U.S.-based switching center which provides a U.S. dial tone. Our users access our Network by placing a telephone call, hanging up and waiting for an automated call reorigination. Call reorigination gives our users a dial tone so that they can then initiate and complete a call. Call reorigination gives our customers the convenience and rates provided by a U.S. dial tone. In contrast, locally imposed international rates may be substantially higher. We derive approximately 79.3% of our revenues from call reorigination.

     Call reorigination does not require substantial investment in equipment or capital expenditures. Call reorigination allows the development of a viable customer base by effectively exploiting the difference between the local International Direct Dial ("IDD") rate and the generally more favorable rates in the U.S. We have successfully used this strategy to develop foreign markets and created a revenue stream with little more than marketing and incremental call costs. We expect that call reorigination will continue to serve as a low cost and profitable method of opening new markets. We will continue this method of business development in certain regulated markets in Africa, the Middle East, Europe and Asia.

     In addition, we provide an array of basic and value added services to our customers, which include:

     o    long distance international telephone services

     o    direct dial access for corporate customers

     o    dedicated access via a leased line for high volume users

     o    calling cards

     o    abbreviated or speed dialing

     o    international fax store and forward

     o    switched Internet services

     o    itemized and multicurrency billing

     o    follow me calling or call forwarding

     o    enhanced call management and reporting services

     On September 17, 1998, we purchased all the issued and outstanding common stock of Access Authority, Inc. ("Access") for $8 million in cash. Access provides international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries. Access markets its services through an independent and geographically dispersed sales force consisting of agents and wholesalers. Access operated a switching facility in Clearwater, Florida, which has since been integrated into our switch facility in Sunrise, Florida.

     We believe that our proprietary software system provides an efficient infrastructure for back room processing, gives us a strategic advantage over our competitors and will facilitate the rapid and economical consolidation of acquired competitors. To remain competitive and to mitigate the high proportion of variable costs associated with call reorigination, we plan to expand by:

     o    Increasing sales to existing customers.

     o    Providing wholesale services to other carriers.

     o    Entering into selected acquisitions.

     o    Expanding the business generated by our existing agents.

     o Using a portion of the initial public offering proceeds to expand our primary digital switching platform and network access "nodes" by using a hybrid network of Internet, Intranet and circuit-based facilities.

          o A "node" is a specially configured multiplexer which provides the interface between the local public switched telephone network where the node is located and a switch. The local public switched telephone network can be accessed by the public through private lines, wireless systems and pay phones. A node collects and concentrates call traffic from its local area and transfers it to a switch via private line for call processing. Nodes permit us to extend our network into new geographic locations by accessing the local public switched telephone network without deploying a switch.

     o Enhancing our capabilities as a "direct access" provider by locating switching platforms at network centers of major telecommunications providers, such as MCI WorldCom, Cable and Wireless and France Telecom, and by deploying smaller network access nodes in less populated service areas.

          o Direct access is a means of accessing a network through the use of a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include
               (1) simplified premises-to-anywhere calling, (2) faster call set-up times and (3) potentially lower access and transmission costs, provided there is sufficient traffic over the circuit to generate economies of scale.

     o Exploiting our market penetration and technological sophistication by using internet protocol ("IP") telephony technology, which processes data and/or voice transmission over the Internet and Intranet.

          o IP telephony creates the opportunity to bypass the switched telephone network by using cost-effective packet switched networks such as private Intranets and/or the public Internet for the delivery of fax and voice communications.

     o    Using IP telephony technology concurrently with call reorigination.

     o Deploying IP telephony technology where feasible in order to create a hybrid network capable of carrying significant amounts of customer traffic on a low cost platform with a modest initial capital investment.

     In summary, we intend to become a significant provider of international telecommunications services within emerging and deregulating markets. We plan to maximize our profit potential by (1) leveraging our existing infrastructure and market penetration, (2) expanding our customer base and (3) growing our U.S. wholesale business. We believe that we can gain strategic advantages while capitalizing on the opportunities presented by deregulation and technological advances in the global telecommunications industry, by using our independent agent network, efficient back office systems and favorable relationships with some U.S. telecommunications carriers.

THE NETWORK

     The Network uses a high capacity, programmable switching platform designed to deploy network-based intelligent services quickly and cost effectively. The switches are modular and scaleable and incorporate advanced technologies such as hierarchical call control and network management software. These types of switches can also provide a bridge between various protocols and standards. As the Network continues to evolve, the installed base of switches could be upgraded easily to create a cost-effective, scaleable switching point in a software intelligence-based network. The Network's "intelligent switches" incorporate proprietary software to achieve least cost routing ("LCR"), the process by which we optimize the routing of calls over the Network to every directly dialable country in the world. LCR allows calls that are not routed over the Network to be routed directly from our switch through the infrastructure of contracting carriers to their destinations at the lowest available rates. These switching capabilities also enable us to efficiently perform billing functions and account activation and to provide value-added services. We rely upon Synchronous Optical Network ("SONET") "fiber optic" facilities to multiple carriers to provide redundancy in the event of technical difficulties in the Network. Fiber-optic transmission mediums consist of high-grade glass fiber through which light beams are transmitted carrying a high volume of the communications traffic. We maintain a high level of redundancy at our switching facilities in Sunrise, Florida to provide protection for our switching operations. Our strategy is to monitor our anticipated traffic volume on a regular basis and to increase carrier trucking capacity before reaching the capacity limitations of such circuits.

     Our customers access our services either through "dial up access" or "direct access." Dial up access is obtained via: (1) paid access, which requires the customer to pay the local PTO for the cost of a local call, where appropriate, in order to access our services; (2) call reorigination, which enables the customer to receive a return call providing a dial tone originated from our Sunrise, Florida switching center; (3) International Toll Free Service
(ITFS), which accesses the Sunrise, Florida switching center via a direct dial number for which we pay the cost to the foreign carrier; (4) Dedicated Access (Direct Access) from wholesale carrier customers in North America. Direct access allows access to our network by using a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include simplified premises-to-anywhere calling, faster call set-up times and potentially lower access and transmission costs, provided there is an adequate level of traffic over the circuit to generate economies of scale. Direct access accounted for approximately 24% of our overall revenues for the fiscal year ended March 31, 1998 and 21.5% for the year ended March 31, 1999.

     To reduce the variable telecommunications costs and improve usage, we are, where regulations permit, in the process of changing our customer base from call reorigination and ITFS access direct access. Until regulations permit, most customers outside of Europe and other deregulating and liberalizing are expected to continue to access our services through call reorigination or ITFS numbers. See "Factors Affecting Ursus' Business, Operating Results and Financial Condition-Business Risks-Government regulation-enforcement and interpretation of telecommunication laws and regulations is unpredictable and subject to change."

     Currently, our Network is primarily used to originate and terminate international long distance traffic for our own subscribed customer base. We intend to further leverage our Network and foreign presence to take advantage of anticipated settlement agreement obsolescence by offering other carriers and ITOs an alternative to the traditional settlement process for origination and termination of long distance traffic. This process is known as "Refiling." The FCC issued directives in December 1996 encouraging circumvention of settlements in the historic sense where possible. This change is likely to create new opportunities with ITO partners in emerging markets. See "Factors Affecting Ursus' Business, Operating Results and Financial Condition - Business Risks - Government Regulation - enforcement and interpretation of telecommunication laws and regulations is unpredictable and subject to change."

     The economic benefits to Ursus of owning and operating our own direct access Network arise from reduced variable transmission costs. Calls not routed through the Network generate significantly higher variable costs because they are connected using relatively expensive ITFS numbers or call reorigination. In contrast, because the Network has significant fixed costs associated with its operations, consisting primarily of leased line rental charges, local connectivity and facility/network management costs, calls routed through the Network have lower variable costs than off-network traffic. However, for the foreseeable future, Ursus will, for economic reasons, piggyback on the networks of major global operators. Consequently, we will only install our own fixed facilities when existing traffic on a carrier route is adequate to offset the costs of installation.

     We plan, however, to deploy a network of IP telephony gateways in selected countries by the end of 1999. To avoid the high fixed costs of a switched telephone network we plan to develop a hybrid network of IP telephony technology for the delivery of fax and voice transmissions.

TECHNOLOGY

     Deregulation of telecommunications markets throughout the world has coincided with substantial technological innovation. The proliferation of digital fiber-optic cable in and between major markets has significantly increased transmission capacity, speed and flexibility. Improvements in computer software and processing technology have enabled telecommunications providers to offer a broad range of enhanced voice and data services. Advances in technology also have created multiple ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and national toll-free access, direct digital access through a dedicated line, equal access through automated routing from the public switched telephone system, IP telephony and call reorigination. The type of access offered depends on the proximity of switching facilities to the customer, customer needs, and the regulatory environment. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis. The most common form of traditional alternative international access, call reorigination, avoids high international rates offered by the ITO in a particular regulated country by providing a dial tone from a deregulated country, typically the United States. Technical innovations, ranging from inexpensive dialers to sophisticated in-country switching platforms, have enabled telecommunications carriers, such as Ursus, to offer a "transparent" form of call reorigination, thereby avoiding complicated end-customer usage procedures. To place a call using traditional call reorigination, a user dials a unique phone number to an international carrier's switching center and then hangs up after it rings or alternatively, if using a transparent processing method, a dialer automatically performs these dialing functions. The user then receives an automated call reorigination providing a dial tone from the U.S., which enables the user to complete the call. For the fiscal year ended March 31, 1999, we derived approximately 79.3% of our revenues from international call reorigination services.

     Our research and development efforts have been nominal and have focused almost exclusively upon refining and upgrading our back office computer systems. We have neither the resources nor the expertise to derive any significant advantages from research or development into telecommunications equipment and prefer to use the equipment developed by others. By devoting our resources to our computer systems and back office procedures, we believe that we have developed an efficient and flexible operating system, minimized its payroll and maximized the efficiency of our back office operations. See "- Management Information Systems."

MANAGEMENT INFORMATION SYSTEMS

     We have made significant investments developing and implementing sophisticated information systems which enable us to: (1) monitor and respond to customer needs by developing new and customized services; (2) manage LCR; (3) provide customized billing information; (4) provide high quality customer service; (5) detect and minimize fraud; (6) verify payables to suppliers; and
(7) rapidly integrating new customers. We believe that our network intelligence, billing and financial reporting systems enhances our ability to competitively meet the increasingly complex and demanding requirements of the international long distance markets. We continuously provide enhancements and ongoing development to maintain our state of the art switching, billing and information service platforms.

     We currently have a turnaround time of approximately 24 hours for new account entry. Our billing system provides multi-currency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. We provide customers with several payment options, including automated credit card processing and automated direct debiting.

     We have developed proprietary software, utilizing our own in-house staff of programmers, to provide telecommunications services and render customer support. In contrast to most traditional telecommunications companies, the software used to support our enterprise resides outside of the switches and "canned" closed systems and, therefore, does not currently rely on third party manufacturers for upgrades. We believe our software configuration facilitates the rapid development and deployment of new services and provides us with a competitive advantage. Our Sunrise, Florida central switch has a call detail recording function which enables us to: (1) achieve accurate and rapid collection of call records; (2) detect fraud and unauthorized usage; and (3) permit rapid call detail record analysis and rating.

     We also use our proprietary software in analyzing traffic patterns and determining network usage, busy hour percentage, originating traffic by switching center, terminating traffic by supplier and originating traffic by customer. This data is utilized to optimize LCR, which may result in call traffic being transmitted over our transmission facilities, other carriers' transmission facilities or a combination of such facilities. If traffic cannot be handled over the least cost route due to overflow, the LCR system is designed to transmit the traffic over the next available least cost route.

INTERNET PROTOCOL (IP) TELEPHONY

     Virtually all of today's voice and fax traffic is carried over the public switched telephone network. Phone switches either owned by the ITOs or other enterprise common carriers and resellers allow ordinary telephones and fax machines to reach one another anywhere in the world. The advent of IP telephony has created the opportunity to bypass today's switched telephone network and use cost-effective packet switched networks (Intranet) and/or the public Internet for the delivery of voice and fax communications. Prior to 1995, the market for IP telephony products was virtually nonexistent. It was commonly believed that quality voice communications across the Internet/Intranet was impossible. This situation dramatically changed with the introduction of a new class of products which significantly enhanced voice transmissions over the Internet/Intranet. As a class of products, this is referred to as IP telephony. As companies realized that quality IP telephony communication was possible, they quickly joined the race to capitalize on the opportunity. Desktop software offering computer-to-computer communication flourished due in part to the explosive growth of the Internet. The current generation of IP telephony applications allows users to make calls using a standard telephone and a centralized Internet/Intranet substituting for the public switched telephone system. This centralized IP connection is accomplished via IP telephony gateway servers. The principle behind such a system is similar to IP telephony desktop applications, but rather than using the microphone and speakers connected to multimedia PCs, users speak into a standard telephone connected to a public branch exchange ("PBX"). PBX is switching equipment that allows connection of a private extension telephone to the public switched telephone network or to a private line. To place a call, the caller would dial the number of the party they are calling, just like making a call-through the public switched telephone network. The PBX would then route the call-through the IP telephony gateway via a programmed trunk interface and the gateway contacts another gateway at the called site. Several companies have developed and are currently using this technology. Furthermore, developments in hardware, software and networks are expected to continue to improve the quality and viability of IP telephony. In time, packet-switched networks may become less expensive to operate than circuit-switched networks, primarily because carriers can compress voice traffic and thereby can place more calls on a single line.

INDEPENDENT AGENTS

     From our inception in 1993 up until our acquisition of Access in September 1998, our sales and marketing efforts have been conducted through exclusive independent agents in each of its markets. Each of these exclusive independent agents operate in accordance with a model of practices and procedures developed by us, and settle all customer invoices, net of the agency's commission share, directly with us within a prescribed period. We have reduced our reliance upon our existing exclusive independent agents by expanding our business through the strategic acquisition of Access and through equity investments in France, Argentina and Uruguay. Though this acquisition we have added approximately 170 new non exclusive agents located in various markets throughout the world.

     We require each new exclusive agent to submit a business plan and demonstrate the financial resources and commitment required to carry out its marketing and customer service plan approved by us prior to its appointment. Each of these agents are licensed by and required to do business in the name of Ursus and execute subscriber agreements with end users on behalf of and for the benefit of us.

     We know of no competitor that operates in this manner. The success of this program is due to strong market penetration, high degree of customer satisfaction and rapid collections cycle. Most of the costs of marketing, sales and customer service are paid from the commissions retained by each of these agents.

     Our agreements with our independent exclusive agents typically provide for a five-year term with an optional renewal for two additional terms of three years and a two-year non-compete clause effective upon termination of the agreement. Furthermore, the agreements require the agents to offer our services at rates prescribed by us and to abide by our marketing and sales policies and rules. Agent compensation is paid directly by us and is based exclusively upon payment for our services by customer funds the agents obtain for us. The commission paid to agents ranges between 15 to 20% of revenues received by us and varies depending on individual contracts, the exclusivity of the agency and the type of service sold. Commissions are paid each month based on payments received during the prior month from receivables collected by the agent. Revenues attributable to the four most significant agents for the fiscal years ended March 31, 1999 and 1998, were approximately 44% and 65%, respectively. Exclusive agents settle their accounts with us in U.S. Dollars and therefore bear the risk of fluctuations in the exchange rates between the local currency and the U.S. Dollar. Agents are held accountable for customer collections and are responsible for bad debt attributable to customers they enroll. We may record additional bad debt expense, however, based on increases in wholesale business, consummation of acquisitions and equity investments in the agents.

     In mid-1997 we initiated discussions with certain of our exclusive agents with regard to the acquisition of an equity interest in their agencies. We believe that it would be beneficial to have an ownership interest in our key marketing and customer service organizations while maintaining the benefits derived from the local expertise of the exclusive agent, as well as the productivity derived from local ownership and profit making. We believe that this strategy will provide us with the benefits derived from direct ownership of the local sales organization while retaining the benefits of the existing entrepreneurial structure. Other than with respect to agreements in France, Argentina and Uruguay, we have no agreement to purchase an interest in any of our other agents.

CUSTOMER BASE

     Our target customers are small and medium-sized businesses with significant international telephone usage (i.e., generally in excess of $500 in international phone calls per month). We also provide our services to a growing base of individual retail customers. The corporate market includes manufacturers, distributors, trading companies, financial institutions, and import-export companies, for which long distance telecommunications service represents a significant business expense, and such customers are therefore focused on value and quality. It is estimated that small and medium-sized businesses account for the majority of all businesses, and we believe that in most markets they account for a significant percentage of the international long distance traffic originated in those markets. For example, the EU estimates that in 1996 there were 15 million small and medium-sized businesses in the EU and that these businesses accounted for more than one half of all jobs in the EU in 1996, almost half of all business revenue and about $30 billion per year in total telecommunications revenue.

     We believe that small and medium-sized businesses have generally been underserved by the major global telecommunications carriers and the ITOs, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. We offer these small and medium-sized companies significantly discounted international calling rates compared to the standard rates charged by the major carriers and ITOs.

     We also offer international termination services to other carriers, including resellers, on a wholesale basis, as a "carriers' carrier." Our carrier customers as a group currently provide us with a relatively stable customer base and thereby assist us in projecting potential utilization of our network facilities. In addition, the potentially significant levels of traffic volume that could be generated by such carrier customers may enable us to obtain larger usage discounts based on potential volume commitments. We believe that revenues from our carrier customers will represent a growing portion of our overall revenues in the future.

     We also target residential customers with high international calling patterns such as ethnic communities, military market and plan to increase the marketing of prepaid calling cards.

     Currently, no end retail customer individually accounts for more than 1% of our revenue.

EXPANSION PLANS

     We expect to use a significant portion of the remaining proceeds of the initial public offering to expand and proliferate our Network and our services on a more rapid basis by deploying additional switches and points of presence ("POPs") and installing fixed facilities to interconnect POPs and nodes, in addition to deploying our IP telephony based fax and voice services.

     Pursuant to our formation of a joint venture with our French agent, we installed a switch in Paris with inter-connectivity to some of the major carriers operating in the Paris marketplace.

     We intend to enter additional markets and expand our operations through acquisitions, joint ventures, strategic alliances and the establishment of new operations. We will consider acquisitions of certain competitors which have a high quality customer base and which would, upon consolidation with our operations, become profitable. In addition, we may acquire equity interests in our existing agents and may pursue partnership arrangements in emerging and maturing markets with existing sales organizations and other non-defined telecommunications entities.

     We are developing an e-commerce site known as thestream.com. Our goal for thestream.com is for it to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site will run on an IBM RS/6000 server system, which is expected to incorporate a series of high quality and client-friendly service options, such as, voice over the Internet (VOIP), PC to phone and other sophisticated web-centric applications. The site will facilitate access to a host of value-added telecommunications products and services.


FORMATION OF FRENCH SUBSIDIARY

     On November 20, 1997, we entered into a letter of intent with respect to a proposed joint venture with our French agents, Central Call and Mondial Telecom and two of their principals. Pursuant to the letter of intent, we organized Ursus Telecom France as a limited liability company. Under the original letter of intent we held 50.4% of the shares of Ursus Telecom France. The remaining shares were held by Central Call, Mondial Telecom and the two principals. The letter of intent and subsequent agreement on April 17, 1998, required Ursus to buy out the remaining 49.9% of the shares at a later date.

     On March 5, 1999, we entered into a modification agreement with Central Call, Mondial Telecom, the two principals and Ponthieu Ventures, a French corporation, and new joint venture partner, which made several changes including: (1) we reduced our ownership to 50% from 50.4%, (2) Ponthieu Ventures now shares the remaining 50% of the ownership with Central Call, Mondial Telecom and the two principals and (3) Ursus agreed to repurchase certain switch equipment from Ursus Telecom France at recorded book value.

     We committed 500,000 FF or approximately $90,000 to the joint venture for the period April 1, 1999 through December 31, 1999. Commencing March 5, 1999, the results of Ursus Telecom France are no longer consolidated, as a subsidiary, with those of Ursus because Ursus now has only a 50% non-controlling ownership interest in Ursus Telecom France.

PURCHASE OF THE URUGUAYAN AGENT

     On August 17, 1998, we entered into an asset purchase agreement with our agent in Uruguay. The agreement provided that we pay in consideration for the agency assets the sum of $132,988. A $72,988 accounts receivable balance from this agent has been converted into a deposit on the purchase price by us. The acquisition closed during the fourth quarter of fiscal 1999 and has been accounted for using the purchase method of accounting.

ACQUISITION OF ACCESS AUTHORITY, INC.

     On September 17, 1998, pursuant to a Stock Purchase Agreement (the "Agreement') dated as of September 15, 1998, we purchased all the issued and outstanding common stock of Access. Pursuant to the Agreement, the shareholders of Access received aggregate consideration of $8 million in cash. The terms of the Agreement, including the purchase price, were negotiated by the parties on an arms length basis.

     Access is a provider of international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized business and individuals in over 38 countries throughout the world. Access markets its services through independent and a geographically dispersed sales force consisting of agents and wholesalers. Access operates a switching facility in Clearwater, Florida.

     The purchase price of $8 million plus approximately $150,000 in acquisition costs were funded by a portion of the proceeds of our initial public offering.

PURCHASE OF STARCOM S.A. AND OUR ARGENTINE AGENT

     On January 22, 1999, we acquired the operations of Starcom S.A., an Argentine corporation and Rolium S.A., a Panamanian corporation (our agent). In accordance with the stock purchase agreements, we paid $183,000 and issued 50,000 shares of unregistered common stock to the seller. The stock purchase agreements contain provisions which call for additional consideration of $267,000 to be paid in equal installments of $133,500 on January 22, 2000 and 2001. An additional 50,000 shares of our common stock have been placed in escrow and will be released on July 22, 1999 if the seller adheres to the covenants, indemnities and obligations of the agreements. The fair market value of our common stock was valued at $425,000 at the date of acquisition. In addition, $100,000 was placed in escrow to pay certain liabilities of Starcom S.A. resulting in total consideration of $975,000.

                          FACTORS AFFECTING URSUS'
              BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION

     IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING URSUS AND OUR BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS 10-K, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

                                 BUSINESS RISKS

OUR BUSINESS DEPENDS SUBSTANTIALLY UPON INDEPENDENT EXCLUSIVE AGENTS.

     We provide our services through a network of independent exclusive and non-exclusive agents which market our services on a commission basis. Our international market penetration primarily reflects the marketing, sales and customer service activities of our agents. We enter into exclusive relationships with some of our agents. The success of our business within the exclusive territory largely depends on the effectiveness of the local agent in conducting its business.

     As of March 31, 1999, we had approximately 185 agents operating in approximately 44 countries. Of our 185 agents, 11 were exclusive agents which operate in 25 countries. The use of agents exposes us to significant risks. We depend on the continued viability and financial stability of our agents. In the fiscal years ended March 31, 1999 and 1998, four major agents generated approximately 44% and 65% of our revenues, respectively. One single South African agent accounted for approximately 22% of our revenues during the fiscal year ended March 31, 1999 and 29% for the year ended March 31, 1998. The reduction in dependence on these major agents is the result of our acquisition of Access.

     Our continuing success depends in substantial part on our ability to recruit, maintain and motivate our agents. We are subject to competition in the recruiting of agents from other organizations that use agents to market their products and services. We could lose one or more significant agents in the future. Our business may be harmed if one or more of these agents suffered financial problems, terminated its relationship with us, or could not satisfy customers. We could be exposed to lost revenues, bad debt expense, lost customers, potential liability under contracts the agents commit us to perform, and damage to our reputation.

     Under certain local laws our exclusive arrangements with an agent might be difficult or expensive to terminate. We have entered into non-compete agreements with our agents which prohibit their competition with us during their engagement and for a period of time after termination. However, we cannot assure you that any particular non-compete agreement will be enforceable as a practical matter or under the applicable laws of the jurisdiction in which an agent operates. See "Use of Proceeds," "-Our exposure to credit risk and bad debt will increase as we grow," and "-Expansion by acquisitions, strategic alliances and other business combinations could adversely impact our operating results."

INCREASED COMPETITION AND DEREGULATION MAY LEAD TO LOWER PROFITS.

     Historically, we have derived a significant portion of our revenues by providing call reorigination services. We believe that our industry has reached a stage of development where the higher gross profit margins associated with our early stages have moved to more moderate gross profit margins. Deregulation and increased competition may cause the pricing advantage of call reorigination relative to conventional international long distance service to diminish and disappear in certain markets. Increased competition is likely to cause international rates to decrease.

     We may respond to the changing competitive environment by making certain pricing, service or marketing decisions or entering into acquisitions or strategic alliances. These actions could have a material adverse effect on our business, financial condition and results of operations. To maintain our customer base and attract new business we may have to offer direct access services to certain destinations at prices significantly below the current prices charged for call reorigination. In some markets, we may try to maintain our existing call reorigination customers and attract new customers through the use of direct access "call-through access methods," including IP telephony. Call-through access methods provide international long distance service through conventional long distance on "transparent" call origination. Transparent call origination allows a call to be automatically processed through a programmed switch without the usual "hang up" and "call back."

     Our overall gross profit margins may fluctuate in the future based on (1) our mix of minutes sold to other carriers and international long distance services sold directly to end-user customers and (2) our percentage of calls using direct access compared to call reorigination. As a result of the foregoing factors, we may experience materially adverse circumstances that could harm our business and reduce our common stock price. See " - Expansion by acquisitions, strategic alliances and other business combinations could adversely impact our operating results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POLITICAL, ECONOMIC AND LEGAL RISKS IN EMERGING MARKETS COULD MATERIALLY AND ADVERSELY EFFECT OUR OPERATIONS.

     We derived significant amount of our revenues from operations in emerging markets. Our business is subject to numerous risks and uncertainties, including political, economic and legal risk in these markets. These risks include:

     o unexpected changes in regulatory requirements and telecommunication standards

     o    tariffs, customs, duties and other trade barriers

     o    technology export and import restrictions or prohibitions

     o    delays from customs brokers or government agencies

     o    seasonal reductions in business activity

     o    difficulties in staffing and managing foreign operations

     o    problems in collecting accounts receivable

     o foreign exchange controls which restrict or prohibit repatriation of funds

     o potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws

     o the sensitivity of our revenues and cost of long distance services to changes in the ratios between outgoing and incoming traffic, and our ability to obtain international transmission facilities

     POLITICAL RISK

     The political systems of many of the emerging market countries in which we operate or plan to operate are slowly emerging from a legacy of totalitarian rule. Political conflict and, in some cases, civil unrest and ethnic strife may continue in some of these countries for a period of time. Many of the economies of these countries are weak, volatile and reliant on substantial foreign assistance. Expropriation of private businesses in such jurisdictions remains a possibility. Expropriation can occur by an outright taking or by confiscatory taxes or other policies. Our operations could be materially and adversely impacted by these factors.

     LEGAL RISK

     Legal systems in emerging market countries frequently have little or no experience with commercial transactions between private parties. The extent to which contractual and other obligations will be honored and enforced in emerging market countries is largely unknown. Accordingly, we cannot assure you that we can protect and enforce our rights in emerging market countries. If we cannot protect our rights, it may have a material adverse effect upon our operations. Additionally, we operate in uncertain regulatory environments. The laws and regulations applicable to our activities in emerging market countries are in general, new, in some cases, incomplete, and subject to arbitrary change. The local laws and regulations may not become stable in the future and any changes could harm our business, financial condition or results of operations.

WE FACE COMPETITORS WITH GREATER RESOURCES IN MARKETS WITH LOW BARRIERS TO
ENTRY.

     Many current or potential competitors have substantially greater financial, marketing and other resources than us. If our competitors devote significant additional resources to targeting our customer base in our geographic markets, then our business, financial condition and results of operations could be harmed.

     The call reorigination business has minimal capital requirements. Regulatory limitations are usually the most significant barrier to entry. We anticipate that the markets in which we operate or plan to operate will continue to deregulate. Competitors with greater resources than us could enter these markets and acquire our customers. We may have to (1) reduce our prices to maintain our customer base, (2) increase our investments in telecommunications infrastructure and (3) increase marketing expenditures to address the increased competition. Competition could increase our operating costs in these markets and adversely impact our business.

     We offer or intend to offer new services or services that have previously been provided only by the incumbent telecommunications operators ("ITOS"). The ITO is the dominant carrier and is often government owned or protected. We may be unable to react to any significant international long distance rate reductions imposed by ITOs to counter external competitive threats. We may also be unable to increase our traffic volume or reduce our operating costs sufficiently to offset any resulting rate decreases. This may negatively impact our business and profitability.

     Our other competition and potential competition includes:

     o    various independent providers similar to us in size and resources

     o to a lesser extent, major international carriers and their global alliances.

     o    cable television companies

     o    wireless telephone companies

     o    Internet access providers

     o    large-end users which have dedicated circuits or private networks.

We cannot assure you that we will be able to compete successfully against new or existing competitors. See " - Increased competition and deregulation may lead to lower profits."

RAPID CHANGES IN TECHNOLOGY AND CUSTOMER REQUIREMENTS COULD PLACE US AT A COMPETITIVE DISADVANTAGE.

     Rapid and significant technological advancements and introductions of new technological products and services characterize our industry. As new technologies develop, we may be placed at a competitive disadvantage. Competitive pressures may force us to implement new technologies at substantial cost. In addition, competitors may implement new technologies before we do or provide enhanced services at more competitive costs. We may not be able to implement technologies on a timely basis or at an acceptable cost. One or more of the technologies we currently use or implement in the future, may not be preferred by customers or may become obsolete. If we cannot (1) respond to competitive pressures, (2) implement new technologies on a timely basis, or (3) offer new or enhanced services, then our business, financial condition and results of operations could be harmed. See " - Increased competition and deregulation may lead to lower profits," and " - We face competitors with greater resources in markets with low barriers to entry."

A NETWORK FAILURE THAT INTERRUPTS OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     Our success largely depends upon our ability to deliver high quality, uninterrupted telecommunication services. We must protect our software and hardware from loss and damage. A systems or hardware failure that interrupts our operations could have a material adverse effect on our business. We currently operate our primary switching facility in Sunrise, Florida. Physical damage to the switch facility could not be remedied by using other facilities in a different location. This could have a material adverse effect on our operations.

     As we expand and call traffic grows, there will be increased stress on our hardware, circuit capacity and traffic management systems. Our operations also require us to successfully expand and integrate new and emerging technologies and equipment. This may also increase the risk of system failure and result in further strains. We cannot guarantee that system failures will not occur. We attempt to mitigate customer inconvenience in the event of a system disruption by routing traffic to other circuits and switches which may be owned by other carriers. We also maintain insurance in commercially reasonable amounts. However, significant or prolonged system failures, or difficulties for customers in accessing and maintaining connection would result in uninsurable damage. Damage may include: harm to our reputation, attrition and financial loss.

OUR EXPOSURE TO CREDIT RISK AND BAD DEBTS WILL INCREASE AS WE GROW.

     As we expand our business and move into new territories our exposure to credit risk will increase. Many of the foreign countries that we operate in do not have established credit bureaus. This makes it more difficult to determine the creditworthiness of potential customers and agents. Under our exclusive agency arrangements, the agent is responsible for analyzing the creditworthiness of the customer and assuming the credit risk. We believe that this minimizes our direct credit risk, and our bad debt expenses have historically been minimal. However, in certain circumstances we have supported our agency relationships by bearing some credit losses. In addition, the agent, and not the ultimate user of our services, is responsible for payment to us. We cannot assure you that our bad debt expense will not rise significantly above historic or anticipated levels. Our experience indicates that a certain portion of past due receivables will never be collected and that bad debt is a necessary cost of conducting business in the telecommunications industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR ABILITY TO MANAGE AND RESPOND TO GROWTH WILL BE CRITICAL FOR SUCCESS.

     Recently, we have experienced significant growth. Our ability to manage and respond to growth will be critical to our success. Interruptions of or a decline in the quality of our services because of expansion difficulties or an inability to effectively manage expanding operations could materially harm our business. We plan to grow by expanding our service offerings in deregulating markets in Africa, the Middle East, Latin America and targeted areas of Asia and Europe. We anticipate that future growth will depend on a number of factors, including (1) the effective and timely development of customer relationships, (2) the ability to enter new markets and expand in existing markets, and (3) the recruitment, motivation and retention of qualified agents. Our continued growth requires greater management, operational and financial resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     As we grow, we may have difficulty accurately forecasting our telecommunications traffic. Inaccurate forecasts may cause us to:

     o    make investments in insufficient or excessive transmission facilities

     o    incur disproportionate fixed expenses

     o force us to route excessive overflow traffic to other carriers where the quality of services may not be commensurate with the transmission quality we provide

     We cannot assure you that we can add services or expand our geographic markets. Existing regulatory barriers to our current or future operations may not be reduced or eliminated. Even if we add services or expand into new markets, our administrative, operational, infrastructure and financial resources and systems may not sustain our growth and success. See " - Rapid changes in technology and customer requirements could place us at a competitive disadvantage."

EXPANSION BY ACQUISITIONS, STRATEGIC ALLIANCES AND OTHER BUSINESS COMBINATIONS ADVERSELY IMPACT OUR OPERATING RESULTS.

     We plan to reduce our exposure to risks associated with the use of exclusive independent agents in existing and new markets by entering into acquisitions, joint ventures, strategic alliances and other types of business combinations with agents and other strategic partners that complement our business. If our investments in or alliances with third parties do not result in a controlling interest or are nonexclusive arrangements, we may be subject to additional business and operating risks that we cannot control. In addition, we may face the following risks with any business combination:

     o the difficulty of identifying appropriate acquisition candidates or partners

     o the difficulty of assimilating the operations of the respective entities

     o    the potential disruption of our ongoing business

     o possible costs associated with the development and integration of such operations

     o the potential inability to maximize our financial and strategic position by successfully incorporating licensed or acquired technology into our service offerings

     o the failure to maintain uniform standards, controls, procedures and policies

     o the impairment of relationships with employees, customers and agents as a result of changes in management

     o higher customer attrition with respect to customers obtained through acquisitions

     o    diversion of management resources

     o    difficulty in obtaining any required regulatory approvals

     o    increased foreign exchange risk

     o    risks associated with entering new markets

     Additionally, business combinations may not:

     o    result in increased sales or an expanded customer base

     o    give us a presence in new territories

     o    allow us to effectively penetrate our target markets

     We may not be successful in overcoming these risks or any other problems encountered with business combinations. Our acquisitions could also involve issuances of our equity securities, which could dilute the value of shares already issued and create significant transaction expenses. This could have a material adverse effect on our operating results.

     We have not entered into any investments or alliances, except with (1) respect to Ursus Telecom France, (2) our Uruguayan agent, (3) our Argentine agent and (4) our acquisition of Access. See "Business - Formation of French Subsidiary," "Business - Purchase of Uruguayan Agency," "Business - Purchase of Argentine Agency" and "Business - Acquisition of Access Authority, Inc."

TERMINATION OF SALE ARRANGEMENTS OR OPERATING AGREEMENTS WITH CARRIERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We obtain most of our transmission capacity under volume-based resale arrangements with facilities-based and other carriers, including ITOs. Two carriers provide the majority of our transmission capacity. Under these arrangements, we are subject to the risk of unanticipated price fluctuations, service restrictions and cancellations. With the exception of the Bahamas, we have not experienced sudden or unanticipated price fluctuations, service restrictions or cancellations. We believe that our relationships with our carriers are generally satisfactory. However, the deterioration or termination of our arrangements, or our inability to enter into new arrangements with one or more of carriers, could have a material adverse effect upon our cost structure, service quality, network coverage, results of operations and financial condition.

     Our growth strategy in new markets is based to some extent on our ability to enter into "operating agreements" with domestic and foreign carriers. Operating agreements typically provide for the exchange of international long distance traffic between correspondent international long distance providers that own facilities in different countries. These agreements provide for the termination of traffic in, and return from, the international long distance providers' respective countries at a negotiated per minute rate. This is also called the "accounting rate." Operating agreements can be terminated on short notice. Deregulation of telephone communications in many countries or a significant reduction in outgoing traffic carried by us, could cause foreign partners to decide to terminate their operating agreements, or could cause the operating agreements to have substantially less value to us. Termination of operating agreements could have a material adverse effect on our business, results of operations and financial condition.

WE RELY ON UNPATENTED TECHNOLOGY.

     We rely on unpatented proprietary know-how and continuing technological advancements to maintain our competitive position. A failure to protect our rights to unpatented trade secrets and know-how could negatively impact our business. We have entered into confidentiality and invention agreements with certain of our employees and consultants. However, we cannot assure you that the agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. We cannot assure you that our competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. See "Business - The Network" and "Business - Management Information Systems."

     We have not registered or trademarked "Ursus" and our logo in any jurisdiction. We are filing registrations of our name and logo in the United States. We may not obtain adequate trademark, service mark or similar protection of our name and logo.

GOVERNMENT REGULATION, ENFORCEMENT AND INTERPRETATION OF TELECOMMUNICATION LAWS AND REGULATIONS IS UNPREDICTABLE AND SUBJECT TO CHANGE.

     Our business may be harmed if we do not obtain or retain the necessary governmental approvals for our services and transmission methods. Regulatory compliance problems could adversely impact our business. Our interstate and international facilities-based and resale services are regulated by the Federal Communications Commission ("FCC"). Regulations promulgated by the FCC could change. In addition, the international telecommunications industry is subject to international treaties and agreements, and to laws and regulations that vary from country to country. Enforcement and interpretation of these laws and regulations can be unpredictable and are often subject to informal views of government officials and ministries in each country. In some cases, government officials and ministries may be influenced by ITOs.

     We may be presented with the following potential risks and problems:

     o In some countries, we may need government approval to provide international telecommunications service that will compete with state-authorized carriers.

     o Our operations may be affected by increased regulatory requirements in a foreign jurisdiction.

     o Transit agreements or arrangements may be affected by laws or regulations in either the transited or terminating foreign jurisdiction.

     o Future regulatory, judicial, legislative or political changes could prohibit us from offering services.

     o Regulators or third parties could raise material questions about our compliance with applicable laws or regulations.

     We have pursued, and expect to continue to pursue, a strategy of providing our services to the maximum extent we believe to be permissible under applicable laws and regulations. To the extent that the interpretation or enforcement of applicable laws and regulations is uncertain or unclear, our aggressive strategy may result in our (1) providing services or using transmission methods that are found to violate local laws or regulations or (2) failing to obtain required approvals in violation of local laws and regulations. If we believe we will be subject to enforcement actions by the FCC or the local authority, we will seek to modify our operations or discontinue operations to comply with laws and regulations. However, even if violations are corrected, we may be subject to fines, penalties or other sanctions. If our interpretation of applicable laws and regulations proves incorrect, we could lose, or be unable to obtain, regulatory approvals necessary to provide certain of our services or to use certain of our transmission methods. We could also have substantial monetary fines and penalties imposed against us.

WE ALSO FACE THE FOLLOWING SPECIFIC REGULATORY RISKS:

     RESTRICTION OF CALL REORIGINATION BY CERTAIN COUNTRIES MAY PREVENT US FROM PROVIDING SERVICES.

     Some countries restrict or prohibit call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. These prohibitions have caused us to stop providing call reorigination services in the Bahamas and may require us to do so in other jurisdictions in the future. As of November 20, 1997, reports had been filed with the FCC and/or the ITU stating that the laws of 79 countries prohibit call reorigination.

     If a foreign jurisdiction expressly prohibits call reorigination using uncompleted call signaling, and has attempted but failed to enforce its laws against U.S. service providers, the FCC may require U.S. carriers to stop providing call reorigination services. In extreme circumstances, the FCC may revoke the U.S. carrier's authorization. To date, the FCC has ordered carriers to cease providing call reorigination using uncompleted call signaling to customers in the Philippines. It is expected that the FCC will also take this action with respect to carriers in Saudi Arabia. Except as discussed in this Form 10-K, we have not been notified by any regulator or government agency that we are not in compliance with applicable regulations. See "Business - Government Regulation."

     THE PROVISION OF CALL ORIGINATION IN SOUTH AFRICA WITHOUT A LICENSE MAY VIOLATE THE TELECOMMUNICATIONS ACT OF 1996.

     For the fiscal year ended March 31, 1999, South Africa comprised our most significant single market and accounted for approximately 24% of our total revenues. In South Africa, our agent's provision of certain services will be, and its provision of call reorigination services may be, subject to the Telecommunications Act of 1996 (the "SA Telecommunications Act") and the Post Office Act of 1958. The SA Telecommunications Act permits a party, who is issued a telecommunications license, to provide services other than public switched services. We believe that our agent may provide call reorigination services to customers in South Africa without a license. However, the telecommunications regulator in South Africa ("SATRA") has ruled that the provision of call reorigination services to customers in South Africa without a license violates the SA Telecommunications Act. Several entities, including our agent, filed a lawsuit to stay and reverse SATRA's ruling on the basis that SATRA lacks the authority to issue such a ruling and that the SA Telecommunications Act does not prohibit the provision of call reorigination services. SATRA has agreed not to prosecute any person in the call reorigination industry unless the South African courts rule that it may. It is anticipated that final adjudication of this lawsuit could take up to four years. If our agent is found to be providing telecommunications service without a required license, it could be subject to
(1) fines, (2) termination of its call reorigination service to customers in South Africa and (3) possible denial of license applications to provide services. We cannot guarantee that the courts in South Africa will not rule that call reorigination is illegal, or that the South African legislature will not promulgate an explicit prohibition on call reorigination. Any adverse legal action could harm our business.

     THE FCC MAY LIMIT REFILING.

     The FCC is currently considering a 1995 request (the "1995 Request") to limit or prohibit the practice where a carrier routes traffic originating from Country A and destined for Country B through its facilities in Country C. The FCC has permitted third country calling where all countries involved consent to the routing arrangements. This is called "transiting." Under certain arrangements referred to as "refiling," the carrier in Country B does not consent to receiving traffic from Country A and does not realize the traffic it receives from Country C is originating from Country A. While our revenues attributable to refiling arrangements are minimal, refiling may constitute more of our operations in the future. The FCC has not stated whether refiling arrangements are inconsistent with U.S. or International Telecommunications Union ("ITU") regulations. If the FCC determines that refiling violates U.S. and/or international law, it could negatively impact our future operations.

     WE COULD FACE PENALTIES IF WE VIOLATE THE FCC'S INTERNATIONAL SETTLEMENTS POLICY.

     We are also required to conduct our facilities-based international business in compliance with the FCC's international settlements policy (the "ISP"). The ISP establishes the permissible arrangements for facilities-based carriers that are based in the U.S. and their foreign counterparts for the termination of traffic over each respective network. Although not yet effective, the FCC recently adopted new rules that remove the ISP for arrangements between U.S. carriers and non-dominant foreign carriers (I.E., foreign carriers that lack market power). In addition, the FCC removed the ISP for arrangements with any carrier (dominant or non-dominant) to certain competitive routes, where settlement rates are at least 25 percent below the FCC's applicable benchmark settlement rates. These routes currently include Canada, the United Kingdom, Sweden, Germany, Hong Kong, the Netherlands, Denmark and Norway. Certain confidential filing requirements still apply to dominant carrier arrangements. Several of our arrangements with foreign carriers are subject to the ISP. The FCC could take the view that one or more of these arrangements do not comply with the existing ISP rules. A traffic arrangement that does not comply with the ISP may need FCC approval. If the FCC, on its own initiative or in response to a challenge filed by a third party, determines that our foreign carrier arrangements do not comply with FCC rules, it may (1) issue a cease and desist order, (2) impose fines or (3) in extreme circumstances, revoke or suspend our FCC authorizations. This could have a material adverse effect on our business, financial condition and results of operations.

     WE COULD FACE PENALTIES IF WE VIOLATE THE FCC'S TARIFF REQUIREMENTS FOR INTERNATIONAL LONG DISTANCE SERVICES.

     We are required to file with the FCC a tariff containing the rates, terms and conditions for our international telecommunications services. We are also required to file with the FCC any agreements with customers that have rates, terms, or conditions are different from our tariff. The FCC or a third party could bring an action against us if we (1) charge rates other than those set forth our tariff or a customer agreement filed with the FCC, (2) violate our tariff or filed customer agreement or (3) fail to file with the FCC carrier-to-carrier agreements. Any actions could result in fines, judgments or penalties and could have a material adverse impact on our business, financial condition and results of operation.

     RECENT AND POTENTIAL FCC ACTIONS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Regulatory action that has been and may be taken in the future by the FCC may enhance the intense competition faced by Ursus. The FCC has established lower ceilings for the rates that U.S. carriers will pay foreign carriers for the termination of international services. The FCC also recently changed its rules to implement a World Trade Organization agreement, which in part allows U.S. carriers to accept certain exclusive arrangements with certain foreign carriers. The implementation of these changes could have a material adverse effect on our business, financial condition and results of operations.

     WE COULD FACE PENALTIES IF WE VIOLATE U.S. DOMESTIC LONG DISTANCE SERVICE REGULATIONS.

     Our ability to provide domestic long distance service in the United States is regulated by the FCC and state Public Service Commissions ("PSCs"). The FCC and PSCs regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which our domestic U.S. services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over prices charged for our services or our profit levels. However, either or both may do so in the future. Federal and state law and regulations require that we file tariffs listing the rates, terms and conditions of services provided. Any failure to (1) maintain proper federal and state tariffs or certifications (2) file required reports or (3) any difficulties or delays in obtaining required authorizations could have a material adverse effect on our business financial condition and results of operations. The FCC also imposes some requirements for marketing of telephone services and for obtaining customer authorization for changes in the customer's primary long distance carrier. If these requirements are not met, we may be subject to fines and penalties.

     POSSIBLE FCC REGULATIONS MAY PUT US AT A COST DISADVANTAGE.

     Long distance carriers, such as Ursus, may have to purchase access services from local exchange carriers ("LECs") to originate and terminate calls in connection their services. Access charges represent a significant portion of our cost of U.S. domestic long distance services. Generally, access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. The FCC is reviewing its regulation of LEC access charges to better account for increasing levels of local competition. If these proposed rate structures are adopted, we could be placed at a significant cost disadvantage compared to larger competitors.

     The FCC has also adopted certain measures to implement the 1996 Telecommunications Act that will impose new regulatory requirements. One requirement is the contribution of some portion of telecommunications revenues to a universal service fund designated to fund affordable telephone service for consumers, schools, libraries and rural healthcare providers. These contributions became payable beginning in 1998 for all interexchange carriers but not for providers of solely international services. We are a provider of international services and are therefore, generally not subject to the contribution requirements. However, with the acquisition of Access, some of our business is subject to the contribution requirements at a rate of approximately $10,000 per month.

     The FCC issued an order on October 9, 1997, concluding that interexchange carriers must compensate payphone owners at a rate of $.284 per call for all calls using their payphones. On January 28, 1999, the U.S. Court of Appeals for the D.C. Circuit agreed with the ruling, but reduced the rate to $.24 per call. As this ruling applies only to domestic payphones, our costs are not significant.

     FCC APPROVAL FOR TRANSFERS OF CONTROL COULD DELAY OR PREVENT CHARGES OF CONTROL.

     The FCC and certain state agencies must approve assignments and transfers of control. An assignment is a transaction in which an authorization is moved from one entity to another. A transfer of control is a transaction in which the authorization remains held by the same entity, but there is a change in the entities that control the authorized carrier. The approval requirements may delay, prevent or deter a change in control or an acquisition of another company. The FCC also imposes certain restrictions on U.S.-licensed telecommunications companies that are affiliated with foreign telecommunications carriers. The FCC could restrict our ability to provide service on certain international routes if we (1) become controlled by or under common control with a foreign telecommunications carrier or (2) obtain a greater than 25% interest in or control over a foreign telecommunications carrier.

ACTIONS BY BATELCO BLOCK OUR ABILITY TO SERVICE BAHAMIAN CUSTOMERS.

     We entered into an operating agreement with the Bahamas Telephone Company ("Batelco") to provide international telecommunications services to customers in the Bahamas. In the past, Batelco has taken several actions designed to block our ability to offer services to customers in the Bahamas. We believe Batelco's actions violate the terms of our operating agreement and are inconsistent with U.S. policy. For the fiscal year ended March 31, 1999 and 1998, we derived approximately 2.7% and 4.9% of our revenues, respectively from services we provided in the Bahamas.

FRAUD LOSS COULD MATERIALLY HARM OUR BUSINESS.

     The telecommunications industry has historically been exposed to fraud losses. We have implemented anti-fraud measures. In order to minimize losses relating to fraudulent practices we (1) enter into employment agreements with our employees, (2) limit and monitor access to our information systems and (3) monitor use of our services. A failure to control fraud could materially harm our business, financial condition and results of operations. Fraud has historically been a more significant problem for large providers of telecommunications services than it has for us, because our few employees and switching facilities are relatively easier to monitor than those of the large providers. As we continue to grow, our exposure to fraud losses will increase.

WE MAY HAVE DIFFICULTY ENHANCING OUR SYSTEMS OR INTEGRATING NEW TECHNOLOGY INTO IT.

     We believe our information systems are sufficient for our current operations. However, our systems will require enhancements, replacements and additional investments to continue their effectiveness and enable us to manage an expanded Network. We may have difficulty enhancing our systems or integrating new technology into them. If we are unable to implement any required system enhancement, acquire new systems or integrate new technology in a timely and cost effective manner, it could have a material adverse effect on our business, financial condition and results of operations. See "Business - Management Information Systems."

THE LOSS OF KEY PERSONNEL COULD ADVERSELY EFFECT OUR BUSINESS.

     We depend on the efforts of our senior officers and on our ability to hire and retain qualified management personnel. The loss of any key personnel could materially and adversely effect our business and our future prospects. We have entered into employment agreements with certain of our senior officers. We have obtained key person life insurance, of which we are the beneficiary, on the lives of each of Messrs. Giussani and Chaskin in the amount of $2 million. Our future success will depend on our ability to attract and retain key personnel to help us with the growth and development of our business. See "Management."

FOREIGN EXCHANGE RATE RISKS THAT ARE NOT OFFSET COULD HARM OUR BUSINESS.

     We bill primarily in United States Dollars and are generally paid by customers outside of the United States either in United States Dollars or in local currency at predetermined exchange rates. Substantially all of the costs to develop and improve our operations have been, and will continue to be, denominated in United States Dollars. Both increases and decreases in the United States Dollar create risks for us that could harm our business. For example, if the United States Dollar appreciates relative to the local currency, our services will grow more expensive relative to our competitors, such as the ITOs, that use the local currency. Any depreciation of the value of the United States Dollar relative to the local currency increases the cost of our capital expenditures made in the local currency.

     Our focus on emerging markets increases the risks that currency fluctuations pose. Currency speculation and fluctuation could impact our operations in Latin America, South Africa, the Middle East or our other emerging markets. We monitor exposure to currency fluctuations, and may, as appropriate, use certain financial hedging instruments in the future. However, we cannot assure you that the use of financial hedging instruments will successfully offset exchange rate risks, or that such currency fluctuations will not harm our business and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE MAY NOT BE ABLE TO RAISE ADDITIONAL MONEY IF WE NEED IT.

     We believe that the remaining proceeds of the initial public offering, combined with other existing and anticipated sources of liquidity, will be sufficient to fund our capital requirements for approximately 12 months. We could however, require additional capital to implement our growth strategy. If additional capital is required, we may be unable to raise it. In addition, even if we can raise the capital, the terms of the financing may not be favorable to us or could dilute our common stock. We may, in the near future seek, additional equity or debt financing, which could include a high-yield debt offering, to provide flexibility for potential acquisitions and network expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

LEGAL PROCEEDINGS INVOLVING OUR CHIEF EXECUTIVE OFFICER.

     Mr. Luca Giussani, our chief executive officer, was the subject of a criminal proceeding in Italy under Italian law. This proceeding was part of a series of indictments issued against numerous people. Specifically, about May 1996, Mr. Giussani was charged with transmitting an invoice in 1991 to a corporation for consulting services which it is alleged he did not perform. It was alleged that the invoice was used to disguise an unlawful political contribution made by that corporation. Mr. Giussani was not charged with making an unlawful political contribution. Rather, it was alleged that through the use of this invoice, Mr. Giussani facilitated the corporation's falsification of corporate records to disguise the contribution. Mr. Giussani consistently denied any improper conduct in connection with this matter and believed that he would ultimately be vindicated. In October 1997, the trial judge dismissed the claim against Mr. Giussani for lack of evidence and on February 19, 1999, the investigating magistrates decided not to refile charges against Mr. Giussani having determined that he had not committed improper conduct. There is currently no criminal proceeding pending against Mr. Giussani. See "Management-Certain Legal Proceedings."

WE MAY FACE AN INCREASED RISK OF VIOLATING THE FOREIGN CORRUPT PRACTICES ACT AS WE FOCUS ON EMERGING MARKETS.

     We must comply with the Foreign Corrupt Practices Act ("FCPA"). The FCPA generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We may be exposed to liability under the FCPA as a result of past or future actions taken without our knowledge by agents, strategic partners or other intermediaries. Violations of the FCPA may also call into question the credibility and integrity of our financial reporting systems. Our focus on certain emerging markets may tend to increase this risk. Liability under the FCPA could have a material adverse effect on our business, financial condition and results of operation.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS COULD MATERIALLY IMPACT OUR STOCK PRICE.

     Our quarterly operating results have fluctuated and may continue to fluctuate due to various factors. The factors include the following:

     o    the timing of investments

     o    general economic conditions

     o    specific economic conditions in the telecommunications industry

     o    the effects of governmental regulation and regulatory changes

     o    user demands

     o    capital expenditures

     o    costs relating to the expansion of operations

     o    the introduction of new services by us or our competitors,

     o the mix of services sold and the mix of channels through which our services are sold

     o    changes in prices charged by our competitors.

     Variations in our operating results could materially affect the price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR CONTROLLING SHAREHOLDERS CAN ELECT A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS AND APPROVE FUNDAMENTAL CORPORATE TRANSACTIONS.

     A group of shareholders (the "Controlling Shareholders") beneficially own an aggregate of 76.1% of the outstanding shares of our Common Stock and 100% of our Series A Preferred Stock. The Controlling Shareholders can elect a majority of the board of directors and approve certain fundamental corporate transactions including mergers, consolidations and sales of assets. As long as the Controlling Shareholders hold the shares of Ursus, third parties cannot gain control of Ursus except through purchases of Common Stock beneficially owned or otherwise controlled by the Controlling Shareholders.

     Owners of the Series A Preferred Stock have the exclusive right to elect two (2) of the five (5) members of our board of directors, and one member less than a numerical majority of any expanded board of directors. The Common Stock votes cumulatively for the election of directors. Therefore, the Controlling Shareholders can elect at least one member of the board of directors so long as they control at least 33.3% of the outstanding Common Stock. A smaller percentage would be required if the size of our board of directors is expanded. Each of the Controlling Shareholders has advised us that their current intention is to continue to hold all of the shares of Series A Preferred Stock and substantially all of the Common Stock beneficially owned by them. However, we cannot guarantee that any of the Controlling Shareholders will not decide to sell all or a portion of their holdings at some future date. We also cannot that holders of Common Stock, will be allowed to participate in a transfer by any of the Controlling Shareholders of a controlling interest in the Ursus or will realize any premium with respect to shares of Common Stock.

RISKS ASSOCIATED WITH THE YEAR 2000

OVERVIEW

     We are currently in the final stages of evaluating whether we will encounter any problems related to the Year 2000. The impact of the Year 2000, which has been widely reported in the media could cause malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. We have completed an evaluation of all our systems and found that most of the computer systems, software and database which are proprietary to Ursus are Year 2000 ready. We have also begun to evaluate third party business entities with which we are engaged in business or for which we provide services, to determine if there will be any unexpected interruptions. We have requested representations from these third parties as to whether or not they anticipate any difficulties in addressing Year 2000 problems and, if so, whether or not we would be adversely affected by any of such problems. Our management expects to have this process completed by the end of the third quarter of 1999.

     We have obtained representations from the manufacturer of the telephony switches that they are Year 2000 ready. As these switches are critical to us, they have been tested internally and found to be Year 2000 ready. Our billing system, which was scheduled for an upgrade for operational reasons will be upgraded to a Year 2000 ready version in the second quarter of fiscal 1999 at minimal cost to us. We have received assurances from other software and equipment manufacturers that their hardware and software are Year 2000 ready.

COSTS

     Our management has determined that costs to correct any problems encountered with the Year 2000 will be immaterial. However, until such time as the third parties with which we conduct business respond to us, the full impact of the Year 2000 is not known. As a result, the impact on our business, results of operations and financial condition cannot be assessed with certainty.

RISKS

     We believe that we will complete our goal of 100% readiness prior to December 31, 1999. Consequently, we do not believe that the Year 2000 problem will have a material adverse effect on the Company's business, cash flows, or results of operations. However, if we do not achieve readiness prior to December 31, 1999, if management's plan fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, our results of operations or financial condition could be materially and adversely affected.

CONTINGENCY PLANS

     We have begun to develop appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 noncompliance, if any. We expect to complete our contingency plans by September 30, 1999. If we are required to implement our contingency plans, the cost of Year 2000 readiness may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

GOVERNMENT REGULATION

     OVERVIEW

     Our provision of international and national long distance telecommunications services is heavily regulated. Also, local laws and regulations differ significantly among the jurisdictions in which we operate, and, within such jurisdictions, the interpretation and enforcement of such laws and regulations can be unpredictable. Many of the countries in which we provide, or intend to provide, services prohibit, limit or otherwise regulate the services which we can provide, or intend to provide, and the transmission methods by which we can provide such services.

     We provide a substantial portion of our customers with access to our services through the use of various call reorigination mechanisms. Revenues attributable to call reorigination represented approximately 79.3% of our revenues during the fiscal year ended March 31, 1999 and are expected to continue to represent a substantial but decreasing portion of our revenues in the medium to long-term. A substantial number of countries have prohibited certain forms of call reorigination as a mechanism to access telecommunications services. This may cause us to cease providing call reorigination in certain jurisdictions where we currently operate. As of November 20, 1997, reports had been filed with the FCC and/or the ITU that the laws of 79 countries prohibit call reorigination. While we provide call reorigination services in some of those countries, the only country on such list that accounts for a material share of our total revenues is South Africa which accounted for approximately 22% of our revenues for the fiscal year ended March 31, 1999. To the extent that a country that has expressly prohibited call reorigination using uncompleted call signaling is unable to enforce its laws against call reorigination, it can request that the FCC enforce such laws in the United States, by e.g., requiring us to cease providing call reorigination services to such country or, in extreme circumstances, by revoking our authorizations. The FCC is not required by law or practice to make such an order, and to the best of our knowledge has never instituted an enforcement proceeding resulting in the revocation of the authority to operate based upon the request of any foreign jurisdiction.

     A summary discussion of the regulatory frameworks in certain geographic regions in which we operate or which we have targeted for penetration is set forth below. This discussion is intended to provide a general outline of the more relevant regulations and current regulatory posture of the various jurisdictions and is not intended as a comprehensive discussion of regulations or regulatory posture.

     UNITED STATES

     Our provision of international service to, from, and through the United States is subject to regulation by the FCC. Section 214 of the Communications Act requires a company to obtain authorization from, the FCC to resell international telecommunications services of other US carriers or to own or lease and operate international telecommunication facilities. The FCC has authorized us, pursuant to the Section 214, to provide international telecommunications services, to resell public switched international telecommunications services of other U.S. carriers and to own or lease international facilities. The Section 214 authorization requires, among other things, that services be provided in a manner consistent with the laws of countries in which we operate. As described above, our regulatory strategy could result in us providing services that ultimately may be considered to be provided in a manner that is inconsistent with local law. If the FCC finds that the we have violated the terms of our Section 214 authorization, it could impose a variety of sanctions on us, including fines, additional conditions on our
Section 214 authorization, cease and desist or show cause orders, or, in extreme circumstances, the revocation of our Section 214 authorization, the latter of which is usually imposed only in the case of serious violations.

     In particular, if it is demonstrated that the law of a foreign jurisdiction expressly prohibits call reorigination, i.e. call re-origination, using uncompleted call signaling, and that the foreign government attempted but failed to enforce its laws against U.S. service providers, the FCC may require U.S. carriers to cease providing call reorigination services using uncompleted call signaling. To date, the FCC has only ordered carriers to cease providing call reorigination using uncompleted call signaling only to customers in the Philippines, although it is expected that the FCC will take this action with respect to carriers providing call reorigination using uncompleted call signaling to customers in Saudi Arabia. Prior to taking such action, the FCC permits countries to submit information to the FCC regarding the legal status of call reorigination services in their respective countries. According to FCC records, 30 countries thus far have submitted such information to the FCC, including the Bahamas, Egypt, Lebanon and South Africa. Submission of this information does not imply that the FCC believes that the country's laws expressly prohibit call reorigination using uncompleted call signaling.

     We are required to file with the FCC a tariff containing the rates, terms and conditions applicable to our international telecommunications services. We are also required to file with the FCC any agreements with customers containing rates, terms, and conditions for international telecommunications services, if those rates, terms, or conditions are different than those contained in our tariff. If we charge rates other than those set forth in, or otherwise violates, our tariff or a customer agreement filed with the FCC, the FCC or a third party could bring an action against us, which could result in a fine, a judgment or other penalties against us.

     International telecommunications carriers must comply with the FCC's International Settlements Policy ("ISP"), the rules that establish the permissible boundaries for U.S.-based carriers and their foreign correspondents to settle the cost of terminating each others' traffic over their respective networks. Under the ISP, absent approval from the FCC, international telecommunications services agreements with foreign carriers must provide that settlement rates paid to each party are one-half of the accounting rate, and U.S. carriers may not accept more than a proportionate share of return traffic. The ISP also provides a mechanism by which the FCC can review the rates contained in such foreign carrier agreements. Although not yet effective, the FCC recently adopted new rules that remove the ISP for arrangements between U.S. carriers and non-dominant foreign carriers (I.E., foreign carriers that lack market power). In addition, the FCC removed the ISP for arrangements with any carrier (dominant or non- dominant) to certain competitive routes, where settlement rates are at least 25 percent below the FCC's applicable benchmark settlement rates. These routes currently include Canada, the United Kingdom, Sweden, Germany, Hong Kong, The Netherlands, Denmark and Norway. Certain confidential filing requirements still apply to dominant carrier arrangements. To the extent that the ISP still applies, the FCC could find that we do not meet certain ISP requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has recently issued a Notice of Apparent Liability to a U.S. company for violations of the ISP and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the ISP.

     EUROPE

     In Europe, regulation of the telecommunications industry is governed at a supra-national level by the EU, which is responsible for creating pan-European policies and, through legislation, has developed a regulatory framework to establish an open, competitive telecommunications market. In 1990, the EU issued the Services Directive requiring each EU member state to abolish existing monopolies in telecommunications services, with the exception of voice telephony. The intended effect of the Services Directive was to permit the competitive provision of all services other than voice telephony, including value-added services and voice services to closed user groups. However, local implementation of the Services Directive through the adoption of national legislation has resulted in differing interpretations of the definition of prohibited voice telephony and permitted value-added and closed user group services. Voice services accessed by customers through leased lines are permissible in all EU member states. The European Commission has generally taken a narrow view of the services classified as voice telephony, declaring that voice services may not be reserved to the ITOs if (1) dedicated customer access is used to provide the service, (2) the service confers new value-added benefits on users (such as alternative billing methods) or (3) calling is limited by a service provider to a group having legal, economic or professional ties.

     In March 1996, the EU adopted the Full Competition Directive containing two key provisions which required EU member states to allow the creation of alternative telecommunications infrastructures by July 1, 1996, and which reaffirmed the obligation of EU member states to abolish the ITOs monopolies in voice telephony by 1998 and to institute mechanisms to prevent the ITOs from acting anti-competitively toward new market entrants. To date, most EU member states have liberalized facilities-based services to all routes. Certain EU countries may delay the abolition of the voice telephony monopoly based on exemptions established in the Full Competition Directive. These countries include Portugal (January 1, 2000) and Greece (2003).

     FRANCE

     We currently provide call reorigination services to customers in France and direct access through a joint venture with Ursus Telecom France, a 50% owned subsidiary. Our joint venture partners Central Call and Mondial Telecom are providing switch-based direct access services in France. We are permitted to provide call reorigination in France without a license. We anticipate that our subsidiary will provide a range of enhanced telecommunications services and switched voice services to business users by routing traffic via the international switched networks of competitors to the ITO.

     A new telecommunications law, passed in 1996 to implement the Full Compensation Directive in France, establishes a licensing regime and an independent regulator and imposes various interconnection and other requirements designed to facilitate competition. We intend to expand our services to include, for example, direct access and facilities-based services in France. If we decide to provide switched voice services to the public, including direct access and/or call-through services, or to own facilities, we will have to apply for a license from the Minister of Telecommunications.

     GERMANY

     The regulation of the telecommunications industry in Germany is governed by the Telekommunikations-Gesetz, the Telecommunications Act of 1996 ("TKG"), which, with respect to most of its provisions, became effective in August 1996. Under the TKG, a license ("TKG License") is generally required by any person that (1) operates transmission facilities for the provision of telecommunications services to the public; or (2) offers voice telephony services to the public through telecommunications networks operated by such provider. While TKG represents the final phase of the reform of the German telecommunications industry, the law protected the monopoly rights of Deutsche Telecom over the provision of the voice telephony until January 1, 1998.

     LATIN AMERICA

     We currently provide call reorigination to customers in many Latin American countries, including Argentina, Brazil, Peru, Ecuador, Uruguay and Colombia. We are subject to a different regulatory regime in each country in Latin America where we conduct business. Local regulations determine whether we can obtain authorization to offer the transmission of voice and voice band data directly or through call reorigination, or for the provision of value-added services, such as voicemail and data transmission. Regulations governing the latter are generally more permissible than those covering voice telephony.

     Some countries in Latin America oppose the provision of call reorigination. In Brazil, call reorigination is currently permissible. In Colombia, the Ministry of Communications has stated that call reorigination access is prohibited and has so notified the FCC. We do not believe that the Ministry of Communications has the requisite authority to regulate in this area, which authority is the subject of litigation brought by a third party in the Colombian courts. At present, regulations appear to permit call reorigination access in Argentina. We expect that continued deregulation in this market place.

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

     We seek to take advantage of gradual deregulation of the South African telecommunications industry by offering permitted services to customers in South Africa. Currently, we provide call reorigination services to customers in South Africa and may, in the future, seek any necessary licenses to provide liberalized services such as value added services. In August 1997, SATRA issued a ruling that call reorigination operations are an offense under the SA Telecommunications Act. Several entities, including our South African agent, filed a lawsuit to stay and reverse SATRA's ruling on the basis that SATRA lacks the authority to issue such a ruling and that the SA Telecommunications Act does not prohibit the provision of call reorigination services. SATRA has agreed not to prosecute any person in the call reorigination industry unless the South African courts rule that it may. It is anticipated that final adjudication of this lawsuit could take up to four years to occur, however, the South African courts may rule sooner or the South African legislature may promulgate an explicit prohibition on call reorigination. Although we believe that South African law does not prohibit us or our agent from providing call reorigination services to customers in South Africa without a license, if our agent is determined to be providing a telecommunications service without a license, it could be subject to fines, to the termination of its call reorigination service to customers in South Africa and, potentially, to the denial of license applications to provide liberalized services.

     Our South African agent was issued an interim "Value Added Network Service License" by SATRA in early April 1998. This license allows us in conjunction with our Agent to operate a data network system through which all data and facsimile transmissions can be routed. Our South African agent estimates that approximately 50% of current telecom revenues are generated by data and facsimile traffic and plans to migrate this revenue segment over packet switched networks within the next six to twelve months so that carriage of this traffic will not involve call reorigination.

     MIDDLE EAST

     Our ability to provide services in the Middle East depends on the regulatory environment in each particular country. In Lebanon, for example, the telecommunications industry is regulated by the Ministry of Posts and Telecommunications ("MPT"), which also operates the ITO-the General Directorate of Telecommunications (the "GDT"). The GDT currently has a monopoly on the provision of wireline telecommunications services in Lebanon. Although no written text in Lebanon prohibits call reorigination and a number of carriers are currently engaged in such activity, the MPT has stated that call reorigination is illegal in Lebanon. In Egypt, the Ministry of Transport, Communications and Civil Aviation regulates the telecommunications industry and Telecom Egypt, formerly known as the Arab Republic of Egypt National Telecommunications Organization ("ARENTO"), is the ITO. Although Telecom Egypt currently has a monopoly on the provision of voice services, several U.S. carriers are permitted to sell pre-paid phone cards and calling card services. Egypt has announced that it will permit limited competition to Telecom Egypt in the near future.

     INTERNET TELEPHONY

     The introduction of Internet telephony is a recent market development. To our knowledge, there currently are no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. The FCC is currently considering whether or not to impose surcharges or additional regulation upon providers of Internet telephony. In addition, several efforts have been made to enact U.S. federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions also may retain intrastate jurisdiction and could initiate proceedings to regulate the intrastate aspects of Internet telephony. A number of countries that currently prohibit voice telephony competition with the ITOs have also prohibited Internet telephony. Several other countries permit but regulate Internet telephony. If foreign governments, Congress, the FCC, or state utility commissions prohibit or regulate Internet telephony, any such regulations could materially affect our business, financial condition or results of operation.

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

     Our independent agents historically have collected, and will continue to collect, VAT on services where it is offered in a VAT country. We believe that whatever potential negative impact the amendment will have on our operations as a result of the imposition of VAT on traditional call reorigination, such impact will be partially mitigated by the customer migration towards and the higher gross margins associated with direct access services.

EMPLOYEES

     As of March 31, 1999 we had 60 full-time employees. None of the our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.


TRADEMARKS

     We have traditionally relied upon the common law protection of our trade name afforded under various local laws, including the United States. However, we intend to file for trademark protection of its Ursus name in the United States. It is possible that prior registration and/or uses of the mark or a confusingly similar mark may exist in one or more of such countries, in which case the we may be precluded from registering and/or using the Ursus mark and/or logo in such countries.

ITEM 2.  PROPERTIES.

     We currently occupy approximately 8,087 square feet of office space in Sunrise, Florida, which serves as our principal executive office and 6,000 square feet of office space in Clearwater, Florida, which we assumed upon our acquisition of Access. The leases have total annual rental obligations of approximately $224,000. The lease in Sunrise expires on April 30, 2003. The lease in Clearwater has been extended on a month to month basis while we determine the appropriateness of the space. We believe that our office space is adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS.

     Access is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

     In February 1998, Access filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley")in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counter-claimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

     Subsequent to the filing of Access's federal action, Alley commenced an action against Access in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action, Alley asserts essentially the same claims and seeks the same relief as in his federal counterclaim. Access has answered the complaint, denying the material allegations in the pleading, and has asserted counterclaims against Alley based largely on the claims it asserted in the federal proceeding commenced by it. The Pinellas County proceeding has been stayed pending disposition of the federal action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     (a) Price Range of Common Stock.

     Our Common Stock began trading on the Nasdaq National Market on May 13, 1998 under the symbol "UTCC." Prior to such date, no public market for our Common Stock existed. As of June 25, 1999 we had 1,000 shares of Series A Preferred Stock issued and outstanding and 6,600,000 shares of Common Stock issued and outstanding, which were held by 21 holders of record. Because many of our shares of Common Stock are held by brokers on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

     The following table sets forth, for the periods indicated the high, low and closing sales prices per share of Common Stock as reported by Nasdaq.

                                                            STOCK PRICES
                                                    HIGH       LOW       CLOSE
1999 Fiscal Year
Quarter (commencing May 13) ended June 30, 1998    $11.75     $8.3125    $ 8.50
Quarter ended September 30, 1998                    $8.875    $3.4375    $ 5.625
Quarter ended December 31, 1998                     $5.625    $2.625     $ 2.875
Quarter ended March 31, 1999                        $5.000    $2.75      $4.5625


     The above quotations represent inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     We have not paid any cash dividends to our shareholders since inception and we do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors.

     (b) Use of Proceeds of Initial Public Offering

Effective Date of our Registration
 Statement:                             May 12, 1998

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

Class of Securities Registered:         Common Stock

Amount registered:                      1,500,000 shares of Common Stock(1)

Amount sold:                            1,500,000 shares of Common Stock

Aggregate price of offering amount
  registered:                           $14,250,000

Aggregate offering price of amount
  sold:                                 $14,250,000

Expenses: The expenses incurred in
connection with our public offering
are as follows:


Underwriting Discounts and Commissions                           $1,104,375
Non-accountable expense allowance                                   427,500
Professional fees                                                   556,350
Consulting fees                                                      72,000
Listing, printing and related fees                                  298,800
Other Expenses                                                      152,400
                                                                    -------
Total Expenses                                                   $2,601,425
                                                                 ==========

----------------
(1) Excludes 200,000 shares of Common Stock registered on behalf of certain shareholders of Ursus. Ursus will not receive any proceeds upon the sale of these securities.

     None of the expenses of the offering consisted of direct or indirect payments to (i) directors, officers, general partners or affiliates of Ursus,
(ii) persons owning 10 percent or more of any class of equity securities of Ursus, or (iii) affiliates of Ursus.

     Net proceeds to Ursus from the offering, after deducting the total expenses described above, were approximately $11.7 million. In connection with the acquisition of Access, we utilized $8.1 million, representing the purchase price plus the costs of the transaction. In addition, we have utilized approximately $0.3 million for the Starcom acquisition and $1.5 million for working capital purposes. Consequently, approximately $1.7 million of the net proceeds of such offering remain as of March 31, 1999.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of Ursus and related Notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                            YEAR ENDED MARCH 31,

                                                                1995          1996           1997          1998          1999
                                                                ----          ----           ----          ----          ----
                                                                           (in thousands, except for per share)

Total revenues                                                 $ 6,291       $13,228        $20,838       $28,098       $34,326
Gross profit                                                     2,544         5,553          8,643         9,565        12,203
Operating income                                                   159         1,369          2,004         1,720            34
Net income                                                         382           790          1,253         1,074           194
Pro forma net income per share-basic and dilutive (1)              .08           .16            .25           .21           .03
Pro forma weighted average shares outstanding (1)                4,869         5,000          5,000         5,000         6,296
EBITDA (2)                                                         231         1,463          2,140         1,927         1,193

     Total current assets                                        1,273         2,363          4,566         5,502         8,641
     Working capital                                               150           811          1,646         1,092         2,135
     Total assets                                                1,720         2,797          5,243         7,718        23,043
     Total current liabilities                                   1,122         1,552          2,920         4,410         6,506
     Long term debt, less current portion                          730           580            425         -            -
     Total shareholders' equity (deficit)                         (162)          609          1,861         2,948        15,284

   -----------

(1) Pro forma net income per common share -basic and dilutive is computed based on the pro forma weighted average number of common shares outstanding during each period and gives retroactive effect to the Stock Split and Recapitalization. See Note 2 to Consolidated Financial
         Statements.

2) EBITDA represents net income plus net interest expense (income), income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net income, as a measure of performance, or cash flow as a measure of liquidity. It is included herein because it is a measure commonly used by securities analysts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF URSUS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING URSUS INCLUDED ELSEWHERE IN THIS FORM 10-K.

     We are a facilities-based provider of international telecommunications services. We offer a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. Our primary service is call reorigination, which accounted for approximately 79.3% of our revenues for the fiscal year ended March 31, 1999. We also sell services to other carriers and resellers on a wholesale basis. Our retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Germany, France and Japan. We operate a switched-based digital telecommunications network. We installed our first switch in Sunrise, Florida, which became fully operational in October 1993. As of March 31, 1999, we operated six NACT-STX switches with a capacity of 8,064 ports out of our central hub in Sunrise, Florida. We installed an additional switch in Paris, France during the quarter ended March 31, 1998, which became operational on March 1, 1998. On September 17, 1998, as described below, we acquired Access Authority. This acquisition effectively tripled the number of minutes going through our switches. From November 1993 until the current time, we have grown by marketing our services through a worldwide network of independent agents which now serves in the aggregate approximately 103,000 active registered subscribers as of March 31, 1999. Usage of our services has increased from 552,374 minutes in the fiscal year ended March 31, 1994 to 70,674,514 minutes in the fiscal year ended March 31, 1999.

     On September 17, 1998, we purchased all the issued and outstanding common stock of Access for $8 million in cash. Access provides international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and wholesalers. Access operated a switching facility in Clearwater, Florida, which has now been fully integrated into our Sunrise, Florida facility.

     We have accounted for the Access acquisition using the purchase method. Accordingly, the results of operations of Access are included in our consolidated results as of September 17, 1998, the date of acquisition. Under the purchase method of accounting, we have allocated the purchase price to assets and liabilities acquired based upon their estimated fair values.

     Our management believes that the funds raised by our initial public offering has and will allow us to expand our customer base and the number of markets we penetrate by:

     o acquiring competitors using the remaining portion of the proceeds of our initial public offering as the cash component of the purchase price for strategic acquisitions and using debt as the other component of the purchase price. We believe such leveraged acquisitions will add additional annual revenues to our business. Deregulation and increased competition in the telecommunications industry have created a strong motivation to gain market share rapidly in selective markets through acquisitions.

     o acquiring equity interests in our exclusive agents in selected markets to further solidify the contractual relationships with these agents and to expand our business in markets offering favorable opportunities and returns.

     o deploying new technologies such as IP telephony technology to bypass today's switched telephone network by using cost-effective packet switched networks and/or the public Internet for the delivery of fax and some voice communications. We intend to deploy a number of fax servers and POP's in selected countries to exploit the opportunities provided by IP telephony technology. This strategy will allow for more aggressive market penetration in selected markets, particularly in regulated markets, and a possible reduction in transmission costs.

     o purchasing telecommunications equipment, including switches, using financing arrangements in order to expand our direct access and IP Network.

     o Developing an electronic commerce ("E-Commerce") internet site called "thestream.com", which will enable subscribers from around the world to enjoy a full array of our services on-line and in real time. Further, the site will incorporate a series of high quality and client friendly service options such as voice over the Internet, PC to phone and other sophisticated web-centric applications.

REVENUE

     The geographic origin of our revenues is as follows:

                                         YEAR ENDED MARCH 31,
                                         ----------------------
                                  1997              1998              1999
                                  ----              ----              ----
Africa                         $3,899,701       $8,346,025        $8,090,987
Europe                          4,252,104        3,857,504         8,818,687
Latin America                   7,265,473        6,523,384         6,131,277
Middle East                     3,741,890        4,721,592         4,077,678
Other                           1,363,852        1,719,272         1,850,736
United States                     315,407        2,930,547         5,356,781

                            -------------------------------------------------
                              $20,838,427      $28,098,324       $34,326,146
                            =================================================

     Our subscriber base has grown as follows:

          As Of:                                 Number of Subscribers (1)
          -----                                  ---------------------
      March 31, 1999                                    103,384
      March 31, 1998                                     30,850
      March 31, 1997                                     15,729


     (1) Subscribers are defined as the number of users of our network whether as a direct retail customer or through a wholesaler/reseller.


     The number of our independent agents has varied as follows:

     As Of:                                         Number of Independent Agents
     -----                                          ----------------------------
     March 31, 1999                                            185 (1)(2)
     March 31, 1998                                             14
     March 31, 1997                                             17


     (1) Of which 174 are non-exclusive.

     (2) The number of agents is based on the average number of active agents on a monthly basis.

     The percentage of retail (minutes sold to retail end users) and wholesale (minutes sold to other telecommunication carriers and resellers) revenues has been as follows:

     Period Ended                                  Retail %       Wholesale %
     ------------                                  --------       -----------

     Year Ended March 31, 1999                     76.5%            23.5%
     Year Ended March 31, 1998                     86.1%            13.9%
     Year Ended March 31, 1997                     98.5%            1.5%

     We expect that wholesale revenues will increase in the near term and may become a more significant portion of our total revenue.

     We generate retail revenues primarily through our independent agents. No single subscriber represents 1% or more of our revenue. Agency agreements can be exclusive or non exclusive and typically have an initial term of five years with two additional three-year renewal periods. The four largest independent agents account for approximately 44% of our revenue for the year ended March 31, 1999. Any material disruption in or termination of these agreements could have a material adverse effect on our operations. An adverse economical and political climate in Russia during fiscal year 1999 has contributed to a substantial slow down in our business from this region and has resulted in the termination of our agency agreement in Moscow. Similarly, our agency agreement in Ecuador was also terminated and resulted in significant bad debt. The total revenues from these regions in fiscal year 1999 amounted to approximately 4.5% of which approximately 3.5% was from Russia and approximately 1% from Ecuador.

     We believe our retail services are priced below those of the ITOs in each country in which we offer our services. Prices for telecommunications services in many of our core markets have declined as a result of deregulation and increased competition. We believe that worldwide deregulation and increased competition are likely to continue to reduce our retail revenues per billable minute. We believe, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by our customers. In addition, our cost per billable minute has decreased as a result of the deployment of direct access facilities, the application of IP telephony technology particularly for fax transmissions, and our ability to exploit purchasing discounts based on increased traffic volumes.

COST OF REVENUES AND GROSS MARGIN

     The most significant portion of our cost of revenues are transmission and termination costs which vary based on the number of minutes used. We purchase switched minutes from other carriers. We have historically purchased a portion of the minutes subject to fixed volume commitments. Carriers have recently reserved the right to terminate these agreements upon short notice. We have historically been able to arrange favorable volume purchase arrangements based upon our high usage and excellent credit history, and these arrangements continue under more recent terminable agreements.

     During the last year, our segment of the international telecommunications industry has experienced a continuing tightening of gross margins due to declining retail and wholesale prices. Despite such adverse trends we were able to increase, during fiscal year ended March 31, 1999, our gross margin by 1.6% to a yearly average of 35.6%. Factors impacting our margin performance are primarily the reduction of carrier costs as a percentage of revenues. This was due to volume induced discounts resulting from the dramatic growth in traffic due to the acquisition of Access, the deployment of the IP network and the resulting increased utilization of fixed dedicated circuit facilities. The reduction in retail prices reflects increased competition arising from deregulation as well as our strategic decision to gain market share and increase revenue through more competitive pricing. By increasing total minutes purchased through aggressive retail and wholesale expansion, we expect to reduce the rates we pay for switched minutes through volume discounts and other mechanisms. The benefits of such cost reductions, however, can have a slower impact on our operating results compared to the more immediate revenue reductions resulting from price discounting.

     Our cost of providing telecommunications services to customers consists largely of: (1) variable costs associated with origination, transmission and termination of voice and data telecommunications services over other carriers' facilities and (2) costs associated with owning or leasing and maintaining switching facilities and circuits. Currently, the variable portion of our cost of revenue predominates, based on the larger proportion of call reorigination customers and the number of minutes of use transmitted and terminated over other carrier's facilities. Thus, our existing gross profitability primarily reflects the difference between revenues and the cost of transmission and termination over other carriers' facilities.

     We are seeking to lower the variable portion of our cost of services by eventually originating, transporting and terminating a higher portion of our traffic over our own Network or via media such as the Internet and private data networks and by increasing our purchasing power and volume discounts through an increase in the number of minutes we purchase from other carriers. In addition, we seek to reduce our cost of revenues by expanding and upgrading the Network, by adding more owned and leased facilities and increasing the traffic volume carried by these facilities. This should result in lower variable costs as a percentage of our revenues, including the higher access costs associated with call reorigination. This would allow us to spread the fixed costs over increasing traffic volumes and negotiate lower cost of transmission over the facilities owned and operated by other carriers, principally through increased purchasing volumes and expanding our least cost routing choices and capabilities.

     We realize higher gross margins from our retail services than from our growing wholesale services which currently average about 20% margin.

     Our overall gross margins may, however, fluctuate in the future based on the mix of wholesale and retail international long distance services and the percentage of calls using private circuits, direct access and/or call-through compared to call reorigination.

OPERATING EXPENSES

     Operating expenses include commissions, selling expenses, general and administrative expenses and depreciation and amortization expenses.

     We pay commissions to our network of independent agents. Our decision to use independent agents has been driven by the low initial fixed costs associated with this distribution channel and the agents' familiarity with local business and marketing practices. Commissions paid as a percentage of retail revenues have been as follows:

Year Ended March 31, 1999............................................14.1%
Year Ended March 31, 1998............................................17.3%
Year Ended March 31, 1997............................................18.4%


     Because our contracts with agents are generally long-term, commissions have remained stable as a percentage of revenue at least until the acquisition of Access. Since the acquisition of Access, we have increased our wholesale business and therefore have decreased commissions as a percentage of sales. We do not pay commissions to generate wholesale sales. We expect that commissions will continue to decline as a percentage of revenues as a result of increased direct access traffic, which typically has lower commission rates and increased wholesale traffic, which typically has no commissions.

     Selling expenses, exclusive of commissions, consist of selling and marketing costs, including salaries and benefits, associated with attracting and servicing independent agents. We perform standard due diligence prior to signing agency agreements and then expend significant time training the agents in our practices and procedures.

     Our general and administrative expenses consist of salaries, benefits and corporate overhead, including bonuses paid to executive officers. We believe our general, selling and administrative costs are lower relative to our competitors, due to our agent network. We have achieved these results because of our ability to attract, train and retain high quality independent agents and because the independent agents contractually assume the risk of credit loss and the cost of collection on the underlying sales. Our financial results may reflect higher levels of bad debt losses as our wholesale and other lines of business expand and as we make equity investments in our independent agents. We expect that general and administrative expenses may increase as a percentage of revenues in the near term as we incur additional costs associated with our development and expansion, expansion of our marketing and sales organization, and introduction of new telecommunications services such as internet-based web centric products.

     In addition to our efforts to reduce our cost of revenue sold by migrating customers to direct access and by deploying IP telephony technology and maximizing volume discounts, we are also actively seeking to reduce our selling, general and administrative expenses. A major emphasis has been placed on continuing to re-evaluate our consolidation program with Access. In keeping with this focus of reducing selling and administrative expense, we have utilized our network of exclusive independent agents to bear much of the marketing expenses that our competitors may bear directly. Furthermore, our strategy of using our competitors' infrastructure to carry our telecommunications traffic also limits our fixed costs. We are aggressively managing our back office systems, by developing and implementing efficient computerized systems in order to maximize the efficiency of selling, general and administrative expenses and maximize our existing productivity per employee.

     Depreciation and amortization expense consists primarily of the expenses associated with our investments in equipment and the acquisition of Access. We expect that depreciation and amortization will continue to increase substantially as we install additional switches and other fixed facilities. We expect these increased costs will be amortized over an increased revenue base, resulting in stable percentage costs.

     Other income (expense) consists primarily of interest expense on long-term debt and interest income earned in connection with short-term investments, loss on equity investment and other non-recurring items.


                          SUMMARY OF OPERATING RESULTS
                      (STATED AS A PERCENTAGE OF REVENUES)


                                                     YEAR ENDED MARCH 31,

                                                  1997         1998      1999
                                                  ----         ----      ----

Revenues                                         100.0%      100.0%      100.0%

Cost of revenues                                  58.5         66.0        64.4
Gross profit                                      41.5         34.0        35.6
Operating expenses:
   Commission                                     18.1         14.9        10.8
   Selling, general and administrative            13.2         12.3        22.0
   Depreciation and amortization                   0.6          0.7         2.7
Total operating expenses                          31.9         27.9        35.5
Operating income                                   9.6          6.1         0.1
Other (income) expense                             0.1           --       (1.4)
Income before income taxes                         9.6          6.2         1.5
Income tax expense                                 3.5          2.5         0.9
Net income                                         6.0          3.8         0.6


RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1999 AS COMPARED TO THE YEAR ENDED MARCH 31, 1998:

     REVENUES. Revenues increased $6.3 million (22.2%) from $28.1 million for the year ended March 31, 1998 to $34.3 for the year ended March 31, 1999. The revenue increase attributable to the Access acquisition amounted to $12.9 million for the year ended March 31, 1999. Ursus, on a consolidated basis, had a 39 million increase in minutes of traffic for a total of 70.7 million minutes versus 31.7 million minutes over the same period last year. Access contributed approximately 41.8 million minutes to Ursus on a consolidated basis since its acquisition on September 17, 1998. Revenue per minute declined from $0.89 per minute to $0.49 per minute or about 45% over the fiscal year period resulting from the lower per minute rates generated by Access since October, 1998. The decrease in revenue per minute is consistent with our entry into the more mature markets of Germany and Japan and with an increase of 107.0% in wholesale sales which traditionally generate lower revenues per minute.

     COST OF REVENUES. Cost of revenues increased $3.6 million (19.4%) from $18.5 million for the year ended March 31, 1998 to $22.1 million for the year ended March 31, 1999. Cost of revenues as a percentage of revenues decreased from 66.0% to 64.4%. This decrease in our costs as a percentage of revenues primarily reflects declining carrier cost per minute as the result of aggressive rate negotiation, volume discounts, as well as the use of advanced least cost routing techniques and the gradual deployment of the IP telephony network.

     GROSS PROFIT. Gross profit increased $2.6 million (27.1%) from $9.6 million for the year ended March 31, 1998 to $12.2 million for the year ended March 31, 1999. As a percentage of revenue, gross profit increased 1.6% from 34.0% during the year ended March 31, 1998 to 35.6% for the year ended March 31, 1999. Gross profit increased as a result of a reduction in carrier costs as a percentage of revenue, despite higher wholesale sales, which traditionally have lower margins. The acquisition of Access more than tripled the number of minutes Ursus purchased thereby increasing the likelihood of further volume based carrier discounts. For the year ended March 31, 1999 as compared to the year ended March 31, 1998, the average cost per minute has decreased approximately 47% to an average of $0.27 per minute.

     OPERATING EXPENSES. Operating expenses increased $4.3 million (55.1%) from $7.8 million for the year ended March 31, 1998 to $12.2 million for the year ended March 31, 1999. The increase was due primarily to the acquisition of Access, which added approximately $3.3 million in operating expenses. In addition, we had an increase in selling, general and administrative expenses consisting primarily of salaries and benefits for executives, additional marketing, customer service and accounting personnel and increased bad debt expenses. As a percentage of revenues selling, general and administrative expenses increased 9.7% from 12.3% to 22.0%. We have aggressively expanded our personnel and operational infrastructure in anticipation of increased traffic and revenues through the implementation of our acquisition program and other marketing / sales programs, such as, the ongoing e- commerce initiative. We expect that operating expenses as a percentage of revenue will decrease with the final integration of the operations of Access, the start of the e-commerce site and other potential future acquisitions.

     Depreciation and amortization expense increased approximately $718,000 (364.9%) from approximately $196,000 for the year ended March 31, 1998 to approximately $914,000 for the year ended March 31, 1999 as a result of the expansion of our infrastructure in connection with its acquisition program and the deployment of our IP network. The increase is attributable to new switches, upgrades to existing switches, the purchase of additional computer equipment and software, and leasehold improvements. In addition, amortization of the intangibles as a result of the acquisition of Access was approximately $302,000 as compared to zero amortization expense for the same period last year.

     OPERATING INCOME. Operating income decreased from $1.7 million for the year ended March 31, 1998 to approximately $0.03 million for the year ended March 31, 1999 primarily as a result of a 123.5% increase in selling, general and administrative expenses and a 364.9% increase in depreciation and amortization.

     OTHER INCOME (EXPENSE). Other income increased approximately by $459,000 from approximately $14,000 for the year ended March 31, 1998 to approximately $473,000 for the year ended March 31, 1999. This increase was primarily due to investment income derived from the invested proceeds of funds from our initial public offering and the resolution of a carrier billing dispute.

     NET INCOME. As a result of all of the foregoing factors, particularly a 55.1% increase in operating expenses, and in light of our strategic decision to increase our gross revenues and market share through price reductions, our net income decreased approximately $0.9 million from approximately $1.1 million for the year ended March 31, 1998 to approximately $0.2 million for the year ended March 31, 1999. Net income has also been impacted by start up losses from our subsidiaries in France and Argentina, which amounted to approximately $310,000 for the year ended March 31, 1999. Management believes that our current strategy to actively implement new network while controlling selling, general and administrative expenses, in addition to increasing the revenue base through acquisition, aggressive pricing and the e-commerce initiative may result in greater net income in the future.

YEAR ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

     REVENUES. Revenues increased $7.3 million (34.8%) from $20.8 million in the fiscal year ended March 31, 1997 to $28.1 million in the fiscal year ended March 31, 1998. The increase in revenues reflects increased billed retail customer minutes, particularly in the South African and Middle Eastern markets. In addition, we earned $3.9 million of wholesale revenue in the fiscal year ended March 31, 1998, as compared to $315,000 in the fiscal year ended March 31, 1997.

     COST OF REVENUES. Cost of revenues increased by $6.3 million (52%) from $12.2 million in the fiscal year ended March 31, 1997 to $18.5 million in the fiscal year ended March 31, 1998. The increase in cost of revenues primarily reflects an increase in sales volume, based on number of minutes sold. Costs of revenues as a percentage of sales increased from 58.5% to 66%, because selling prices per minute decreased faster than costs per minute. This increase in our costs as a percentage of revenues primarily reflects declining retail prices, the growth of the less profitable wholesale business, and increasing incremental non-billable access costs associated with our call reorigination business. As discussed in "Cost of Goods Sold and Gross Margin" above, retail price reductions tend to reduce gross revenues before the benefits of the negotiated volume-based rate reductions by carriers can be realized, a fact which resulted in a decline in the gross profit margin in the retail segment of revenues from 41.4% for the fiscal year ended March 31, 1997 to 37.9% for the fiscal year ended March 31, 1998. Our margins for fiscal year ended March 31, 1998 reflected this trend, despite the increased costs of revenues being in part mitigated by the settlement of a dispute regarding a purchase contract from a supplying carrier. The effect of such settlement was a one-time savings in cost of revenues equal to 3.5%.

     GROSS PROFITS. Gross profit increased $1 million (10.7%) from $8.6 million in the fiscal year ended March 31, 1997 to $9.6 million in the fiscal year ended March 31, 1998. As a percentage of revenue, gross profit decreased 7.5% from 41.5% in the fiscal year ended March 31, 1997 to 34.0% in the fiscal year ended March 31, 1998. Gross profit margin decreased because sales price per minute decreased faster than cost price per minute, and we began our wholesale carrier business which operates on much lower gross profit margins of 9.9% as compared to 37.9% for the retail segment for the fiscal year ended March 31, 1998. The reduction in prices reflects price competition from deregulation as well as our strategic decision to gain market share and increase revenue through more competitive pricing. By increasing total minutes purchased not only through aggressive retail expansion, but also through expansion of our wholesale business, we eventually expect to reduce the rates we pay for switched minutes through volume discounts and other mechanisms.

     OPERATING EXPENSES. Operating expenses increased $1.2 million (18.2%) from $6.6 million in the fiscal year ended March 31, 1997 to $7.8 million in the fiscal year ended March 31, 1998. The increase was due to an increase in commission expense of $0.4 million (reflecting increased gross revenues in spite of a 1.1% decrease in total commission paid to agents as a percentage of retail revenues), and increases in salaries and wages of $0.5 million and a general SG&A expenses increase of $0.2 million. Operating expenses as a percentage of revenues decreased by 4%, primarily because additional SG&A expenses were more than offset by increased revenues in the fiscal year ended March 31, 1998, and our SG&A expenses were absorbed by a larger base of revenues.

     Depreciation and amortization expense increased approximately $70,000 from approximately $126,000 in the fiscal year ended March 31, 1997 to approximately $196,000 in the fiscal year ended March 31, 1998 as a result of switch upgrades, the purchase of additional computer equipment and software, and leasehold improvements.

     INTEREST EXPENSE. Interest was approximately $39,000 in the fiscal year ended March 31, 1997 and $24,000 in the fiscal year ended March 31, 1998, reflecting a reduction in our outstanding long-term debt.

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

     NET INCOME. As a result of all of the foregoing factors including a 26% increase in SG&A, and in particular because of our strategic decision to increase our gross revenues through price reductions, net income decreased approximately $179,000 from approximately $1.3 million in the fiscal year ended March 31, 1997 to approximately $1.1 million in the fiscal year ended March 31, 1998.

YEAR ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

     REVENUES. Revenues increased $7.6 million (57.6%), from $13.2 in 1996 to $20.8 million in 1997. The increase in revenues primarily resulted from an increase in billed customer minutes from retail sales, principally in the international call reorigination business. This increase reflects our increased market penetration, especially in the South African, Russian and Middle Eastern markets. The total number of independent agents increased from 15 to 17. In addition, we earned wholesale revenues of $0.3 million in 1997 with no corresponding amount in 1996.

     COST OF REVENUES. Cost of revenues increased $4.5 million (58.9%) from $7.7 million in 1996 to $12.2 million in 1997, principally reflecting the increased amount of traffic being handled by us. The slight (0.5%) increase in cost of revenues as a percentage of revenues reflects our wholesale revenues in the fiscal year ended March 31, 1998 (with a lower profit margin than retail revenues) of $0.3 million, with no corresponding amount in the fiscal year ended March 31, 1997.

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

     OPERATING EXPENSES. Operating expenses increased $2.4 million (58.7%) from $4.2 million to $6.6 million. This increase was due to an increase in commission costs of $1.3 million attributable to the increased sales volume generated by our independent agents. Bonuses paid to officers pursuant to their employment agreements, additional consulting and travel expenses related to maintaining and improving agency relations, additional legal and professional fees and travel expenses related to the attempt by us to secure expansion financing and negotiate strategic alliances resulted in increased costs of $0.5 million. In addition, we increased staffing levels from 12 to 17 and secured additional office facilities at our headquarters in Sunrise, Florida resulting in increased costs of $0.2 million. The growth in other categories of operating expenses of $0.4 million related primarily to our increased level of activity.

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

     NET INCOME. As a result of these factors, and principally reflecting the growth in our minutes billed to customers, net income increased to $1.3 million from $0.8 million in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements consist of capital expenditures in connection with the acquisition and maintenance of our switching capacity, e-commerce web site and other and working capital requirements. Historically, our capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by our majority shareholder and capital leases.

     Net cash provided by operating activities was $0.9 million in 1997 and $1.5 million in 1998. Net cash used in operating activities was $1.4 million in 1999. The net cash provided by operating activities in 1997 and 1998 mainly reflects net earnings offset by increases in accounts receivable relative to accounts payable to carriers. For the fiscal year ended March 31, 1999, the net cash used in operating activities was primarily the result of a reduction of carrier and other payables subsequent to the acquisition of Access. The decrease also resulted from a reduction in net income in fiscal 1999 as compared to fiscal 1998 and 1997.

     Net cash used in investing activities was $0.4 million in 1997, $0.3 million in 1998 and $9.1 million in 1999. The net cash used in investing activities in 1997, and 1998 principally reflects an increase in equipment purchases. In fiscal 1999 we made several acquisitions which resulted in cash payments of approximately $7.9 million.

     Net cash used in financing activities was approximately $155,000 in 1997 and $944,000 in 1998. Cash provided by financing activities was $11.9 million in 1999. The activities consisted of debt repayment, primarily to our bank for long-term financing obtained in 1993 and 1994. Net cash used in financing activities for the fiscal year ended March 31, 1998 was approximately $944,000 reflecting debt repayment and deferred costs related to our initial public offering. For the year ended March 31, 1998, the net cash provided by financing activities resulted from the sale of our stock in the initial public offering offset by lease payments.

     On May 18, 1998, we completed our initial public offering, which generated net proceeds of approximately $11.7 million. Aggregate proceeds from the sale of 1,500,000 shares of Common Stock by us in the initial public offering were $14,250,000. Net proceeds of the initial public offering, after deducting underwriting discounts and commissions and professional fees, aggregated approximately $11.7 million. In connection with the acquisition of Access, we utilized $8.1 million, representing the purchase price plus the costs of the transaction. In addition, we have utilized approximately $0.3 million for the Starcom acquisition and $1.5 million for working capital purposes. Consequently, approximately $1.7 million of the net proceeds from our initial public offering remain as of March 31, 1999.

     We expect that the 1.7 million of net proceeds remaining from our initial public offering, together with internally generated funds, will provide sufficient funds for us to expand our business as planned and to fund anticipated growth for the next 12 months. However, the amount of our future capital requirements will depend upon many factors, including performance of our business, the rate and manner in which we expand, staffing levels and customer growth, as well as other factors not within our control, including competitive conditions and regulatory or other government actions. If our plans or assumptions change or prove to be inaccurate or the net proceeds of the initial public offering, together with internally generated funds or other financing, prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned, or we may have to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, we may seek in the near future to enter into a financing arrangement. Other future sources of capital for us could include public and private debt, including a high yield debt offering, equipment leasing facilities, and equity financing. There can be no assurance that any such sources of financing would be available to us in the future or, if available, that they could be obtained on terms acceptable to us. While such a financing may provide us with additional capital resources that may be used to implement our business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on us that may affect us in a number of ways, including the following: (1) a significant portion of our cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (2) such a financing could impose covenants and restrictions on us that may limit our flexibility in planning for, or reacting to, changes in our business or that could restrict our ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (3) our degree of indebtedness and leverage may render us more vulnerable to a downturn in our business, in the telecommunications industry or the economy generally.

     On December 18, 1998 and in connection with our growth strategy, we entered into an equipment lease facility of up to $20 million, which provides for leases of four to five years at market interest rates. The interest rates are fixed at the inception of each lease, with subsequent leases based on the change in five-year treasury securities.

SEASONALITY

     We have historically experienced, and expect to continue to experience, a decrease in the use of our services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

RISKS ASSOCIATED WITH THE YEAR 2000


OVERVIEW

     We are currently in the final stages of evaluating whether we will encounter any problems related to the Year 2000. The impact of the Year 2000, which has been widely reported in the media, could cause malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. We have completed an evaluation of all our systems and found that most of the computer systems, software and database which are proprietary to Ursus are Year 2000 ready. We have also begun to evaluate third party business entities with which we are engaged in business or for which we provide services, to determine if there will be any unexpected interruptions. We have requested representations from these third parties as to whether or not they anticipate any difficulties in addressing Year 2000 problems and, if so, whether or not we would be adversely affected by any of such problems. Our management expects to have this process completed by the end of the third quarter of 1999.

     We have obtained representations from the manufacturer of the telephony switches that they are Year 2000 ready. As these switches are critical to us, they have been tested internally and found to be Year 2000 ready. Our billing system, which was scheduled for an upgrade for operational reasons will be upgraded to a Year 2000 ready version in the second quarter of fiscal 1999 at minimal cost to us. We have received assurances from other software and equipment manufactures that their hardware and software are Year 2000 ready.

COSTS

     Our management has determined that costs to correct any problems encountered with the Year 2000 will be immaterial. However, until such time as the third parties with which we conduct business respond to us, the full impact of the Year 2000 is not known. As a result, the impact on our business, results of operations and financial condition cannot be assessed with certainty.

RISKS

     We believe that we will complete our goal of 100% readiness prior to December 31, 1999. Consequently, we do not believe that the Year 2000 problem will have a material adverse effect on our business, cash flows, or results of operations. However, if we do not achieve readiness prior to December 31, 1999, if management's plan fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, our results of operations or financial condition could be materially and adversely affected.

CONTINGENCY PLANS

     We have begun to develop appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 noncompliance, if any. We expect to complete our contingency plans by September 30, 1999. If we are required to implement our contingency plans, the cost of Year 2000 readiness may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133 No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. Ursus expects to adopt the Statement during fiscal 2001. As Ursus currently does not have any derivative instruments the impact of such adoption is not expected to have a material impact on Ursus' financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize futures, options or other derivative instruments. See "Item 1- Foreign Exchange Rate Risks."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following set forth the executive officers and directors of the
Ursus:

NAME                     AGE   POSITION

Luca M. Giussani         45    Chief Executive Officer and Director
Jeffrey R. Chaskin       46    President, Chief Operating Officer and Director
Johannes S. Seefried     40    Chief Financial Officer and Director
Paul Biava               33    Senior Vice President
Richard C. McEwan        44    Executive Vice President of Marketing
Steven L. Relis          37    Chief Accounting Officer
Gregory J. Koutoulas     50    Vice President, Controller and Secretary
William Newport          63    Director, Chairman of the Board of Directors
Kenneth L. Garrett       56    Director


     Luca M. Giussani, a co-founder of Ursus, has served as Chief Executive Officer and Director since our inception and as President from our inception until October 1998. Mr. Giussani currently works full time for us in the United States. Prior to co-founding Ursus with Mr. Chaskin, Mr. Giussani served as an advisor to a number of developing countries for the restructuring of their foreign debt, as well as a consultant to several public sector Italian contractors specializing in the construction of power plants. Prior to 1993, Mr. Giussani was an officer of Orient & China S.P.A., a trading company specializing in transactions with China, and in the following concerns that provided consulting services to Italian contractors: Intraco P.E.F., Balzar Trading Ltd. and Ursus Finance Ltd.

     Jeffrey R. Chaskin is a co-founder of Ursus and has been our Chief Operating Officer and a Director since our inception. Mr. Chaskin was named President in October 1998. Mr. Chaskin has had a key role in the development of various telecommunications companies, and has consulted to the industry since 1981 including consulting regarding call center and switched network operations for CIL, Federal Express, CBN, ASCI and others.

     Johannes S. Seefried has been Chief Financial Officer and a Director of Ursus since February 1997 and was our Chief Accounting Officer from February 1998 through April 1999. Prior to 1994, Mr. Seefried held executive positions in corporate finance and securities sales with commercial and investment banking organizations, both in the United States and Europe. From 1990 to 1993, Mr. Seefried was employed by Banco Santander, a commercial and investment banking group. Mr. Seefried's primary responsibilities at the Santander Group included serving as a Vice President of corporate business development, including mergers and acquisitions. From 1994 to 1996, Mr. Seefried served as Managing Partner of Seefried Forstverwaltung, a privately-owned forestry and property management company. Mr. Seefried is a graduate of the Stanford Graduate School of Business, 1994, and the School of Foreign Service at Georgetown University, 1983.

     Paul E. Biava has been Senior Vice President of Ursus since April 1999 and was formally the Executive Vice President of Operation of Access Authority. Prior to joining Access he held various positions with Cable & Wireless. While at Cable & Wireless Mr. Biava had direct profit and loss responsibility for their largest regional office. Mr. Biava graduated from Temple University with honors.

     Richard C. McEwan has been recently named Executive Vice President of Marketing and served as Vice president of Agency Relations since September 1, 1997. Prior to joining Ursus on a full-time basis, Mr. McEwan was a consultant to Ursus from its inception. From 1990 until our inception, Mr. McEwen served as the Director of International Development at Gateway USA. From 1988 to 1990 Mr. McEwan was co-founder and Executive Vice President of Gateway Asia-Taiwan, the first overseas agency of Gateway USA providing call reorigination services. Mr. McEwan also provides consulting services to the Ursus's agent in the Bahamas. Mr. McEwan received a B.A. from Brigham Young University in 1980 and a Masters of International Management from the American Graduate School of International Management (Thunderbird) in 1982.

     Steven L. Relis has been the Chief Accounting Officer of Ursus since April 1999. Mr. Relis joined Ursus in June of 1998 as the Vice President of
Finance. From 1993 to 1998, Mr. Relis was an audit manager with Deloitte and Touche in New York and Ernst & Young in Miami. At Ernst & Young he was part of the entrepreneurial services group, which specializes in supporting the needs of aggressive growth companies. Mr. Relis received a B.S. in Business from Long Island University in 1985 and is a licensed Certified Public Accountant with over 12 years of audit and tax experience.

     Gregory J. Koutoulas has been Vice President, Controller and Secretary of the Ursus since November 1994 From 1990 to 1994, Mr. Koutoulas served as Controller of F.A.S.T., INC., a wholesale distributor of health and beauty aids. Prior to his position with F.A.S.T., INC., from 1987 to 1989, Mr. Koutoulas was employed by Bertram Yacht, a manufacturer of luxury yachts, as Manager of Financial Analysis and Cost Accounting. Mr. Koutoulas received a B.S. in Economics with a concentration in Accounting from Purdue University in 1971 and is a licensed Certified Public Accountant.

     William M. Newport became a Director and Chairman of the Board of Directors of Ursus in February 1998. Mr. Newport was Chief Executive Officer of AT&T's cellular business from 1981 to 1983. In 1983, Mr. Newport joined the Bell Atlantic Corporation when it was formed as a result of the AT&T divestiture and retired in December 1992 from the Bell Atlantic Group as a Vice President for Strategic Planning, after a 36-year career in the telecommunications industry. Mr. Newport served as a director of Integrated Micro Products, a manufacturer of fault tolerant computers for telecommunications equipment vendors, from 1994 to 1996, and currently serves as a director of the Corporation for National Research Initiatives, a non-profit information technology research and development company, Authentix Networks, Inc., a wireless roaming fraud prevention and detection service provider and Condor Technology Solutions, a publicly traded company that provides information technology services, such as information systems development, networking, desk top computing systems and design installations. Mr. Newport holds degrees in Electrical Engineering from Purdue University and in Management from the Sloan School of Management at M.I.T.

     Kenneth L. Garrett became a director of Ursus in April 1998. From 1994 to present, Mr. Garrett is President of KLG Associates, Inc., a telecommunications consulting firm specializing in the design and operations of networks, and was a member of the executive committee of Tri State Investment Group II LLP, a group providing venture capital based in North Carolina. From 1989 to 1994, Mr. Garrett was a Senior Vice President in charge of AT&T's Network Services Division, and from 1964 to 1989, he worked in a number of capacities in operations, sales and marketing within the AT&T organization. Also, from 1971 to 1973, Mr. Garrett worked as district plant manager at Pacific Bell Telephone Company in San Francisco. Mr. Garrett holds degrees in Chemical Engineering from Iowa State University and in Management from the Sloan School of Management at M.I.T.

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

     SECTION 16A

     Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Summary Compensation Table below provides certain summary information concerning compensation paid or accrued during the fiscal years ended March 31, 1999, 1998 and 1997 by Ursus to or on behalf of the Chief Executive Officer and the three other executive officers of Ursus.


                                                                ANNUAL COMPENSATION              LONG-TERM
                                                                                                COMPENSATION
                                                                                                 SECURITIES
             NAME AND                                                                            UNDERLYING      OTHER ANNUAL
        PRINCIPAL POSITION              YEAR           SALARY                BONUS            OPTIONS GRANTED    COMPENSATION

Luca M. Giussani........................1999          $230,769             $240,222               150,000        $33,876(1)
Chief Executive Officer                 1998          $187,615             $281,909                  -           $38,100(1)
                                        1997          $170,000             $251,405                  -           $8,200(1)


Jeffrey R. Chaskin (3)..................1999          $230,769             $240,222               150,000        $25,606(1)
President and Chief Operating           1998          $187,615             $281,909                  -           $32,516(1)
Officer                                 1997          $170,000             $251,405                  -           $4,583(1)


Johannes S. Seefried (4) ...............1999          $176,923              $75,000               150,000        $7,443(2)
Chief Financial Officer                 1998          $137,942              $75,000                  -           $1,490(2)
                                        1997           $61,981                 -                     -                 -

Richard McEwan (5)......................1999          $130,000                 -                  100,000                 -
Executive Vice President of             1998           $76,000              $40,000                  -           $20,962(6)
Marketing                               1997              -                    -                     -           $50,000(6)


-----------

(1) Consists of the use of a company automobile, prepaid bonuses and vacation pay.

(2)  Consist of the use of a company automobile.

(3) Does not include compensation paid to Mr. Chaskin's wife, Joanne M. Canter, an employee of Ursus. Ms. Canter's salary for 1997, 1998 and 1999 was $18,000, $18,069 and $21,885, respectively.

(4)  Mr. Seefried joined Ursus on July 8, 1996.

(5)  Mr. McEwan joined Ursus on September 1, 1997.

(6)  Consulting fees paid from April 1, 1997 to August 30, 1997.


LONG TERM COMPENSATION

     In connection with our initial public offering we established the 1998 Stock Incentive Plan, whereby 1,000,000 shares of Common Stock were authorized for issuance. As of March 31, 1999, we granted 762,500 10-year options to purchase Common Stock. The options granted during the last fiscal year to our executive officers are as follows:



                               NUMBER OF       PERCENTAGE OF TOTAL                                             POTENTIAL REALIZABLE
                               SECURITIES            OPTIONS                                                     VALUE AT ASSUMED
                               UNDERLYING           GRANTED TO                                                ANNUAL RATES OF STOCK
         NAME AND               OPTIONS        EMPLOYEES IN FISCAL      EXERCISE PRICE    EXPIRATION          PRICE APPRECIATION FOR
    PRINCIPAL POSITION          GRANTED                YEAR               PER SHARE             DATE             OPTION TERM (4)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 5%          10%
                                                                                                         ---------------------------
Luca M. Giussani               150,000 (1)             19.67%                $9.50       April 8, 2008         897,750    2,265,750
Chief Executive Officer

Jeffrey R. Chaskin             150,000 (1)             19.67%                $9.50       April 8, 2008         897,750    2,265,750
President and
Chief Operating Officer

Johannes S. Seefried           100,000 (1)             13.11%                $9.50       April 8, 2008         598,500    1,510,500
Chief Financial Officer         50,000 (2)             6.56%                 $4.125      July 22, 2008         129,750      327,938

Richard McEwan                 100,000 (3)             13.11%                $9.50       April 8, 2008         598,500    1,510,510
Vice President of
Marketing


(1) One half of these stock options vested immediately upon the offering and one half vested January 1, 1999.

(2) One half of these stock options vested immediately and one half vested on January 1, 1999

(3) One half of these stock options vest one year after the offering and one half vest on August 31, 1999.

(4) Under rules promulgated by the Commission, the amounts in these two columns represent the hypothetical gain or "option spread" that would exist for the options in this table based on assumed stock price appreciation from the date of grant until the end of such options' ten-year term at assumed annual rates of 5% and 10%. Annual compounding results in total appreciation of 63% (at 5% per year) and 159% (at 10% per year). If the price of Ursus' Common Stock were to increase at such rates from the price at fisca1 year end 1999 ($4.5625 per share) over the next 10 years, the resulting stock price at 5% and 10% appreciation would be $7.43 and $11.83, respectively. The 5% and 10% assumed annual rates of appreciation are specified in the Commission rules and do not represent Ursus' estimate or projection of future stock price growth. Ursus does not necessarily agree that this method can properly determine the value of an option.


STOCK OPTION REPRICING

Ursus repriced a total of 160,000 employee stock options on October 23, 1998. The stock option repricing acknowledged the importance to Ursus of its employees and of the incentive to employees represented by stock options, especially in considering alternative opportunities. In deciding the repricing, the Board of Directors considered such factors as the competitive environment for obtaining and retaining qualified employees and the overall benefit to the stockholders from a highly motivated group of employees. None of the directors or executive officers' stock options were repriced.

OPTION EXERCISES AND HOLDINGS

The following table sets forth, as to the Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of March 31, 1999. No options have been exersised to date. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of Ursus' Common Stock as of March 31, 1999.

                                                                                           VALUE OF UNEXERCISED
                                 NUMBER OF SECURITIES UNDERLYING                           IN-THE-MONEY OPTIONS
                             UNEXERCISED OPTIONS AT FISCAL YEAR END                         AT FISCAL YEAR END
                        -------------------------------------------------    ------------------------------------------------
          NAME                  EXERCISABLE              UNEXERCISABLE             EXERCISABLE              UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
Luca M. Giussani                  150,000                      -                       -                         -
Jeffrey R. Chaskin                150,000                      -                       -                         -
Johannes S. Seefried              150,000                      -                     $21,875                     -
Richard McEwan                        -                     100,000                    -                         -



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of June 29, 1999 relating to the beneficial ownership of Common Stock by (i) those persons known to Ursus to beneficially own more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of the our directors and executive officers as a group.

NAME OF BENEFICIAL OWNER (9)                               NUMBER OF SHARES       PERCENT OF OWNERSHIP
----------------------------

Ben Christian Rispoli (1).....................                 375,000                      5.3%
Luca M. Giussani (1)(2).......................               4,350,000(4)                  61.6%
Jeffrey R. Chaskin............................                 650,000(4)                   9.2%
Johannes S. Seefried..........................                 150,000(5)                   2.1% (7)
Richard McEwan (3)............................                    -                           -
William Newport...............................                  20,000(6)                        (7)
Kenneth L. Garrett............................                  15,000(8)                        (7)
All Executive Officers and Directors
as a Group (7 Persons)........................               5,560,000(4)(5)(6)(8)         78.8%

-----------

(1)  Held by Fincogest S.A., a Swiss nominee entity, whose holdings of Common
     Stock are beneficially owned by Mr. Giussani (91.7%) and Ben Christian
     Rispoli (8.3%), residing at Corso Marconi 92, San Remo, Italy. Each of Mr.
     Giussani and Mr. Rispoli has sole voting and investment power with respect to his shares of Common Stock.

(2)  Fincogest, S.A. also owns 100% of the outstanding shares of Series A
     Preferred Stock of Ursus, all of which are beneficially owned by Mr.
     Giussani, who holds sole voting and investment power with respect to the Series A Preferred Stock.

(3) Excludes 10-year options to purchase 100,000 shares of Common Stock granted to Mr. McEwan, one-half vesting one year after the Public Offering, and one-half vesting on August 31, 1999.

(4)  Includes 10-year options to purchase 150,000 shares of Common Stock.

(5)  Includes 10-year options to purchase 100,000 shares of Common Stock.

(6)  Includes 10-year options to purchase 20,000 shares of Common Stock.

(7)  Less than 1%.

(8)  Includes 10-year options to purchase 15,000 shares of Common Stock.

(9) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). Accordingly, they may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LOANS AND ADVANCES TO EXECUTIVE OFFICERS

     Between December 26, 1995 and July 15, 1997, Ursus loaned an aggregate of $127,000 to Luca Giussani, its Chief Executive Officer. The loans were evidenced by unsecured notes bearing interest at 7.65% per annum. In addition, Ursus made cash advances totaling $4,749 on behalf of Mr. Giussani during this period. At March 31, 1999, Mr. Giussani owed Ursus $10,843. On April 30, 1999 the Board of Directors approved a loan to Mr. Giussani in the amount of $30,000 evidenced by a promissory note that bears interest at 6%.

BONUSES PAID TO EXECUTIVE OFFICERS

     Pursuant to the employment agreements effective January 1, 1998, all bonuses, including any advance payments, paid to Messrs. Giussani and Chaskin through December 1997 comprise the entire bonus to which each is entitled in respect of the 1998 fiscal year. They also waived any other claims for compensation from Ursus accruing prior to January 1, 1998. Messrs. Giussani and Chaskin each received $240,222 and $281,909 in bonuses under these agreements for fiscal year ended March 31, 1999 and 1998, respectively.

     On October 23, 1998 our Compensation Committee approved a special one-time bonus of $120,000 to each of Messrs. Giussani and Chaskin to reward them for their efforts in closing the acquisition of Access.


TERM LOANS AND GUARANTEE BY CHIEF EXECUTIVE OFFICER

     During 1993, Ursus entered into two term loan agreements with Citibank-Zurich providing for an aggregate loan amount of $730,000. The due dates of the two loans were May 20, 1996 and November 11, 1996, respectively. During 1995 and through April 1996, Ursus repaid a total of $250,000 on the term loans. In June 1996, Ursus replaced the two existing term loans with a new term loan with the same lender in the amount of $500,000 due August 31, 1998. During the fourth quarter of fiscal 1998 Ursus repaid the remaining balance of $85,000 and terminated the loan agreement.

     Luca Giussani, our Chief Executive Officer, provided security for these term loans by pledging money-market accounts equal to 100% of the outstanding loan balances.

AGREEMENTS WITH RISPOLI

     On November 1, 1995, we entered into a one-year consulting agreement with Ben Rispoli, a minority shareholder of Ursus. The agreement automatically renews for successive one-year terms unless either party provides written notice of non-renewal. Pursuant to the agreement Mr. Rispoli will provide consulting services to assist the our marketing efforts for a monthly retainer of $11,250, plus reimbursement of reasonable travel expenses.

     On January 20, 1998, Messrs. Giussani, Rispoli and Ursus entered into an agreement (the "January Agreement"). The January Agreement resolved the matter of Mr. Rispoli's beneficial interest in Ursus's securities held in a fiduciary capacity by Fincogest, S.A. ("Fincogest"). Fincogest is a nominee Swiss entity that holds record title for Ursus' securities beneficially owned by Mr. Giussani as well as Mr. Rispoli. Mr. Rispoli had a beneficial interest in the securities held by Fincogest since Ursus' inception. The January Agreement resolves that Mr. Rispoli beneficially owns 8.3% of the Common Stock held by Fincogest, and that Mr. Giussani beneficially owns the remaining 91.7% of the Common Stock and all of the Series A Preferred Stock. The January Agreement also extends Mr. Rispoli's consulting agreement to December 31, 1998 and provides that the consulting agreement cannot be terminated except for "cause" and modified the agreement to include an additional payment of $15,000 upon consummation of the initial public offering.

     Between December 21, 1995 and June 26, 1996, Ursus loaned $65,000 in the aggregate to Ben Rispoli. The notes are unsecured and bear interest at the rate of 7.65% per annum. Beginning in September of 1997, the consultant's monthly retainer was offset by Ursus against the consultant's outstanding loan balance and accrued interest. At March 31, 1998, all amounts due to Ursus by the consultant have been offset against the consultant's retainer.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements.

          The following consolidated financial statements of Ursus Telecom Corporation are included herein:

                                                                        Page

          Report of Independent Certified Public Accountants            F-1
          Consolidated Balance Sheets                                   F-2
          Consolidated Statements of Income                             F-3
          Consolidated Statements of Shareholders'
          Equity                                                        F-4
          Consolidated Statements of Cash Flows                         F-5
          Notes to Consolidated Financial Statements                    F-7

     2.   Financial Statement Schedules
          Schedule II: Valuation and Qualifying Accounts                S-1
          (Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included herein)

     3. Exhibits. Reference is made to the Exhibit Index, which is found on page 49 of the Form 10-K.

               Report of Independent Certified Public Accountants



Board of Directors
Ursus Telecom Corporation

We have audited the accompanying consolidated balance sheets of Ursus Telecom Corporation as of March 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ursus Telecom Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ Ernst & Young LLP

Miami, Florida
June 23, 1999

                            URSUS TELECOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,
                                                                                      1998          1999
                                                                                ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $1,035,149       $2,406,643
   Accounts receivable, net                                                          4,183,750        4,960,510
   Advances and notes receivable--related parties                                       65,274           10,843
   Prepaid expenses                                                                     54,980          297,828
   Income taxes receivable                                                              60,430           27,889
   Deferred taxes                                                                       49,841          401,173
   Other current assets                                                                 52,944          535,726
                                                                                ------------------------------------
Total current assets                                                                 5,502,368        8,640,612
Equipment, net                                                                       1,258,074        3,677,059
Deposit on acquisition                                                                 377,141          -
Intangible assets, net                                                                    -          10,180,152
Deferred costs of public offering                                                      514,619          -
Investment in unconsolidated subsidiary                                                   -             207,754
Other assets, net                                                                       66,267          337,005
                                                                                ------------------------------------
Total assets                                                                        $7,718,469      $23,042,582
                                                                                ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                 $4,064,394       $4,401,216
   Accrued expenses                                                                     89,838          385,824
   Commissions payable                                                                  57,085        1,066,232
   Customer advances                                                                    90,000          158,731
   Current portion of capital lease obligations                                         48,835          324,166
   Other current liabilities                                                              -             133,500
   Deferred revenue                                                                     59,970           36,262
                                                                                ------------------------------------
Total current liabilities                                                            4,410,122        6,505,931
Long term portion of capital lease obligations                                         296,555          789,430

Deferred taxes                                                                          63,572          329,413
Other non-current liabilities                                                             -             133,500
Commitment and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
     1,000 shares issued and outstanding                                                    10               10
   Common stock, $.01 par value; 20,000,000 shares authorized, 5,000,000 and
       6,600,000 issued and outstanding at March 31, 1998 and 1999                      50,000           66,000
   Additional paid-in capital                                                          218,740       12,338,843
   Accumulated other comprehensive loss                                                 (5,873)          -
   Retained earnings                                                                 2,685,343        2,879,455
                                                                                ----------------------------------
Total shareholders' equity                                                           2,948,220       15,284,308
                                                                                ----------------------------------
Total liabilities and shareholders' equity                                          $7,718,469      $23,042,582


   SEE ACCOMPANYING NOTES.


                            URSUS TELECOM CORPORATION

                        Consolidated Statements of Income

                                                                                YEAR ENDED MARCH 31,
                                                                      1997              1998            1999
                                                              -----------------------------------------------------
Revenues:
   Retail                                                          $20,523,019       $24,198,629      $26,254,710
   Wholesale                                                           315,408         3,899,695        8,071,436
                                                              -----------------------------------------------------
Total revenues                                                      20,838,427        28,098,324       34,326,146

Costs of revenues                                                   12,195,672        18,532,695       22,122,909
                                                              -----------------------------------------------------

Gross profit                                                         8,642,755         9,565,629       12,203,237

Operating expenses:
   Commissions                                                       3,766,235         4,181,651        3,705,150
   Selling, general and administrative expenses                      2,746,379         3,467,585        7,550,743
   Depreciation and amortization                                       126,292           196,497          913,548
                                                              -----------------------------------------------------
Total operating expenses                                             6,638,906         7,845,733       12,169,441
                                                              -----------------------------------------------------

Operating income                                                     2,003,849         1,719,896           33,796

Other income (expense):
   Interest expense                                                    (39,363)          (23,747)         (74,594)
   Interest income                                                      16,271            26,752          301,835
   Equity in loss of unconsolidated joint venture                         -                 -            (129,188)
   Gain on disposition of investment in joint venture                     -                 -             142,173
   Gain (loss) on sale of equipment                                     9,644             10,584           (7,807)
   Other income                                                          -                 -              240,261
                                                              -----------------------------------------------------
                                                                      (13,448)            13,589          472,680
                                                              -----------------------------------------------------
Income before provision
   for income taxes                                                 1,990,401          1,733,485          506,476
Provision for income taxes                                            737,895            659,577          312,364
                                                              -----------------------------------------------------
Net income                                                       $  1,252,506       $  1,073,908        $ 194,112
                                                              =====================================================

Pro forma net income per common
   share-basic and dilutive (historical in 1999)                 $        .25       $        .21        $    .03
                                                              =====================================================

Pro forma weighted average shares outstanding
   (historical in 1999)                                             5,000,000          5,000,000       6,296,062
                                                              =====================================================

SEE ACCOMPANYING NOTES.

                            Ursus Telecom Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                                                              Accumulated
                                                                           Additional    Stock                Other
                        PREFERRED           Common Stock          Common    Paid-in   Subscription  Retained  Comprehensive
                          STOCK    Class A    Class B   Class C    Stock    Capital    Receivable   Earnings  Income ( loss)   Total
                      --------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
 31, 1996              $  -      $ 25,000   $175,000  $ 68,750   $  -       $  -      $ (18,750)   $   358,929    $  -    $ 608,929
 Net income               -         -           -           -       -          -           -         1,252,506       -    1,252,506
                      --------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
 31, 1997                 -        25,000    175,000    68,750      -       -           (18,750)     1,611,435       -    1,861,435
 Collection of
  stock subscription
   receivable             -          -          -         -         -       -            18,750           -          -       18,750
 Stock split and
   recapitalization      10       (25,000)  (175,000)  (68,750)   50,000     218,740      -               -          -          -
 Net income               -          -          -         -         -        -            -          1,073,908       -    1,073,908
 Translation adjustment   -          -          -         -         -        -            -               -        (5,873)   (5,873)
                       -------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
 31, 1998                10          -          -         -       50,000     218,740      -          2,685,343     (5,873)2,948,220

 Net income               -          -          -         -         -        -            -            194,112        -     194,112
 Translation adjustment   -          -          -         -         -        -            -               -         5,873     5,873
 Issuance of common
   stock, net of
   offering costs
   of $514,619            -          -          -         -       15,000  11,696,103      -               -          -   11,711,103
 Issuance of 100,000
   shares of Common
   Stock in connection
   with the purchase of
   Starcom S.A.           -          -           -        -        1,000     424,000      -               -          -      425,000
                       -------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
  31, 1999              $10        $ -      $    -     $  -      $66,000 $12,338,843  $   -        $2,879,455  $   -    $15,284,308
                       =============================================================================================================


   SEE ACCOMPANYING NOTES.

                            Ursus Telecom Corporation
                      Consolidated Statements of Cash Flows

                                                                               Year ended March 31,
                                                                    1997              1998            1999
                                                              ----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $1,252,506        $1,073,908       $ 194,112
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Depreciation and amortization                                       126,292           196,497         913,548
Allowance for doubtful accounts                                       3,619            50,964         504,821
(Gain) loss on sale of equipment                                     (9,644)          (10,584)          7,807
Gain on disposition of joint venture investment                        -                 -           (142,173)
Equity in loss from unconsolidated joint ventures                      -                 -            129,188
Deferred income taxes                                                (2,799)            3,346          41,659
Changes in operating assets and liabilities, excluding
  the effects of business acquisitions:
Accounts receivable                                              (1,647,068)       (1,232,969)        (60,465)
Prepaid expenses                                                    (33,155)          (34,564)        147,702
Other current assets                                                (38,716)          (43,250)       (522,737)
Income taxes receivable                                            (113,562)           26,854        (158,700)
Accounts payable                                                  1,268,595         1,349,605      (1,913,593)
Accrued expenses                                                     15,877            51,178        (620,008)
Commissions payable                                                  56,862           (28,431)         (4,241)
Customers advances                                                     -               90,000          68,731
Deferred revenue                                                     (2,308)           52,964         (23,710)
Deferred discounts                                                  (18,567)             -               -
                                                              ----------------------------------------------------
Net cash provided by (used in) operating activities                 857,932         1,545,518      (1,438,057)

INVESTING ACTIVITIES
    Purchase of equipment                                          (352,081)         (486,767)       (762,270)
    Sale of equipment                                                10,000              -               -
    (Increase) decrease in advances to related parties              (63,026)          180,597          25,408
    Investment in joint ventures                                       -                 -           (275,000)
    Cash used for acquisitions, net of cash acquired                   -                 -         (7,890,585)
    (Increase) decrease in other assets                             (33,976)            5,040        (190,786)
                                                              ----------------------------------------------------
    Net cash used in investing activities                          (439,083)         (301,130)     (9,093,233)

FINANCING ACTIVITIES
    Deferred costs of public offering                                  -             (514,619)           -
    Repayments of long-term debt                                   (155,000)         (425,000)           -
    Net proceeds from the sale of common stock                         -                 -         12,225,722
    Collection of stock subscription receivable                        -               18,750           -
    Repayments on capital leases                                       -              (23,262)       (322,938)
                                                              ----------------------------------------------------
    Net cash (used in) provided by financing activities           (155,000)          (944,131)     11,902,784
    Effect of foreign exchange rate changes on cash and cash
   equivalents                                                        -                (5,873)           -
                                                              ----------------------------------------------------
Net increase  in cash and cash equivalents                         263,849            294,384       1,371,494
Cash and cash equivalents at beginning of year                     476,916            740,765       1,035,149
                                                              ----------------------------------------------------
Cash and cash equivalents at end of year                       $   740,765         $1,035,149      $2,406,643
                                                              ====================================================


                            Ursus Telecom Corporation

                                                                                Year ended March 31,
                                                                       1997             1998             1999
                                                                -----------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                          $     38,838      $     26,915     $    74,594
                                                                =====================================================
Cash paid for income taxes                                      $    854,256       $   540,751      $  156,000
                                                                =====================================================
Trade-in allowance for used equipment                           $     60,000      $     67,500      $       -
                                                                =====================================================
Property and equipment acquired under capital leases            $       -         $   368,652       $  950,574
                                                                =====================================================
Receivable applied as a deposit on acquisition                  $       -         $   377,141      $  102,988
                                                                =====================================================
Common stock issued for acquisitions                            $       -         $      -         $  425,000
                                                                =====================================================
Note issued for acquisitions                                    $       -         $      -         $  267,000
                                                                =====================================================
SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1. NATURE OF OPERATIONS

Ursus Telecom Corporation (the "Company") was incorporated in Florida on March 23, 1993. The Company is a provider of international telecommunications services. The Company's revenues are derived from the sale of telecommunications services to retail customers, who are typically small-to medium-sized businesses and travelers; and to wholesale customers, who are typically telecommunications carriers. The Company's customers are principally located in South Africa, Latin America, the Middle East (primarily Lebanon and Egypt), Germany, France and Japan.

The Company markets its services through a worldwide network of independent agents and resellers. The Company extends credit to its sales agents and wholesalers on an unsecured basis with the risk of loss limited to outstanding amounts, less commissions payable to its agents. The Company has entered into exclusive agency agreements with some of its current agents. The initial term of the agreements has generally been for a period of five years. Provided that agents are not in default, agents generally have the option of renewing their agreements for two additional terms of three years each by notifying the Company at least six months prior to the agreement's expiration date. See Note 13 - Significant Customers, and Note 14- Business Risks.

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

The Company has accounted for the Access acquisition using the purchase method. Accordingly, the results of operations of Access are included in the consolidated results of the Company as of September 17, 1998, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values. See Note 17-Acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the following wholly owned subsidiaries:

         Access Authority Inc.
         Starcom S.A.
         Ursus Telecom Uruguay S.A.

All significant balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. For the year ended March 31, 1998, the consolidated financial statements of the Company also included its 50.4% owned subsidiary, Ursus Telecom France. However, on March 5, 1999 the subsidiary was restructured with the acceptance of a new joint venture partner, which effectively reduced the Company's ownership interest to a non-controlling interest of 50%. The Company has accounted for the joint venture using the equity method of accounting beginning on March 6, 1999. As a result of the disposition of a portion of its investment the Company recorded a gain of approximately $142,000 (see Note 7), which has been classified as other income.

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

COST OF REVENUES AND COMMISSIONS

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

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

The Company's investments in affiliated companies which are not "majority-owned" and controlled are accounted for using the equity method. Since March 6, 1999, Ursus Telecom France, a 50% owned subsidiary has been accounted for under this method. Under this method the Company records its pro rata share of income or loss of the entity as well as any distribution or contributions as either an increase or decrease to the investment account.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's French subsidiary have been translated into U.S. dollars from their functional currency, French Francs, in the accompanying statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 52 "FOREIGN CURRENCY TRANSLATION." Balance sheet amounts have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is included in other comprehensive income. Comprehensive income for the years ended March 31, 1997, 1998 and 1999 was $1,252,506, $1,068,035 and $199,985 respectively.

EQUIPMENT

Equipment is stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes over useful lives ranging from three to seven years. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

START UP AND ORGANIZATION COSTS

Start up and organizational costs incurred by the Company in establishing new operations are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalization begins when the implementation stage has begun and ends when the software is placed in service. Amortization of capitalized software is provided using the straight-line method over the software's estimated useful life. For the year ended March 31, 1999, the Company has capitalized $139,995 of costs. There was no amortization during the year as the software had not yet been placed in service.

INTANGIBLE ASSETS

At March 31, 1999 intangible assets consists of goodwill of $9,885,194, net of accumulated amortization of $199,658, customer lists of $590,661, net of accumulated amortization of $102,545 and other intangibles of $6,500. Goodwill is being amortized over a period of 15-25 years on straight-line basis and customer lists over the estimated run-off of the customer bases not to exceed five years. The Company periodically evaluates the realizability of intangible assets. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If these reviews indicate that intangibles assets, including goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets over the remaining amortization period, the Company's carrying value of the intangible assets will be adjusted to fair value.

INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

PRO FORMA NET INCOME PER SHARE

Pro forma basic and dilutive net income per share reflect pro forma weighted average common shares outstanding for all periods presented assuming the stock split and recapitalization, described in Note 8, occurred at the beginning of the earliest year presented.

Following is a reconciliation of amounts used in the per share computations:

                                                                 Year ended March 31,
                                                          1997             1998             1999
                                                  --------------------------------------------------

Net income-numerator basic computation                 $1,252,506        $1,073,908        $ 194,112
Effect of dilutive securities-None                              -                 -                -
                                                  --------------------------------------------------
Net income as adjusted-numerator diluted
    computation                                        $1,252,506        $1,073,908        $ 194,112
                                                  ==================================================

Pro forma weighted average shares-
    denominator basic computation (historical           5,000,000         5,000,000        6,289,863
    in 1999)
Effect of dilutive securities                                   -                 -            6,199
                                                  --------------------------------------------------
Pro forma weighted average shares as
    adjusted-denominator (historical in 1999)           5,000,000         5,000,000        6,296,062
                                                  ==================================================

Pro forma net income per share:
Basic                                              $         0.25    $         0.21     $        .03
                                                  ==================================================

Dilutive                                           $         0.25    $         0.21     $        .03
                                                  ==================================================


For the year ended March 31, 1999, options to purchase 750,000 shares of common stock and warrants to purchase 150,000 shares of common stock, were not included in the computation of dilutive net income per share, because the option price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

LONG-LIVED ASSETS

During fiscal 1997, the Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at March 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, advances and notes receivable-related party, accounts payable, accrued expenses and capital lease obligations approximate fair value due to the short maturity of these items.

COMPREHENSIVE INCOME: FINANCIAL STATEMENT PRESENTATION

The Company has adopted the provisions of SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" in 1998 which is required for fiscal years beginning after December 15, 1997. The Statement requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. The only component of other comprehensive income reflected in the Company's balance sheet is foreign currency translation adjustments.

DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION,". This Statement supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," and amends SFAS No. 94, "CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. This approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on information management uses in making business decisions and assessing performance. The Company has adopted SFAS No. 131 in the fiscal year ended March 31, 1999 with no impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". SFAS 133 No. 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. The Company expects to adopt the Statement during fiscal 2001. As the Company currently does not have any derivative instruments, the impact of such adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:


                                                          MARCH 31,
                                                     1998             1999
                                                ----------------------------

Billed services                                  $2,937,650       $4,594,294
Unbilled services                                 1,312,064          749,944
                                                ----------------------------
                                                  4,249,714        5,344,238
Allowance for doubtful accounts                    (65,964)        (383,728)
                                                ----------------------------
                                                 $4,183,750       $4,960,510
                                                ============================


4. EQUIPMENT

Equipment consists of the following:

                                        ESTIMATED             March 31,
                                       USEFUL LIVES       1998         1999
                                     ------------------------------------------

Switch equipment                         7 years         $934,693    $3,060,505
Computer equipment                       3 years          407,759     1,330,176
Computer software                        3 years           85,759       589,643
Office furniture and equipment           5 years          117,364       175,787
Leasehold improvements                   7 years          144,625       234,418
Internal use software                   1-5 years               -       139,995
                                                     --------------------------
                                                        1,690,200     5,530,524
Less accumulated depreciation
         and amortization                               (432,126)   (1,853,465)
                                                     --------------------------
                                                       $1,258,074    $3,677,059
                                                     ==========================

5. LONG-TERM DEBT

Long-term debt consisted of a term loan to a bank in the original amount of $500,000 due August 31, 1998 at an approximate rate of 8.75%. The loan was repaid in full prior to March 31, 1998.

6. CAPITAL LEASES

The Company leased certain switches and other equipment under capital leases. At the inception of these agreements the assets had an aggregate carrying amount of approximately $1,319,000. Depreciation on these assets is included with depreciation expense on the income statement.

On December 18, 1998 the Company entered into a master equipment lease facility of up to $20 million (approximately $19 million remains at March 31, 1999), which provides for leases of 4 to 5 years at market interest rates. The interest rates are fixed at the inception of each lease, with subsequent leases based on the change in five-year treasury securities. As of March 31, 1999 the Company has utilized the lease facility to finance the purchase of two switches and other equipment with a cost of approximately $951,000. The Company has no obligation to utilize the lease facility nor are there any fees in connection with non- utilization of the lease facility.

The following is a schedule of future minimum lease payments under capital leases as of March 31, 1999:

Fiscal year ended March 31,

2000                                                               $    451,685
2001                                                                    448,787
2002                                                                    364,211
2003                                                                    185,018
                                                                   -------------
                                                                      1,449,701
Less: Imputed interest at rates of 11-16%                              (336,105)
                                                                   -------------
  Present value of lease obligation (current portion $324,166)     $  1,113,596
                                                                   ============


7. OTHER INCOME AND SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In March 1999, the Company notified a vendor of certain billing discrepancies pertaining to Access's carrier costs for the period from January 1997 through February 1999. On May 1, 1999, the vendor agreed to reimburse the Company approximately $465,000 of which approximately $119,000 was in cash and $346,000 will be in future credits. Included in other income (expense) for the year ended March 31, 1999 is $206,000 representing the portion of the reimbursement that relates to the period prior to the September 17, 1998 acquisition of Access. Cost of revenues for the year ended March 31, 1999, is net of a credit of approximately $66,000 representing the remaining portion of the reimbursement, which related to the period from September 18, 1998 through December 31, 1999.

The three month period ended March 31, 1999, included the following significant adjustments:

Billing discrepancy reimbursement related to
periods prior to December 31, 1998 (see above)                $ 206,433
Gain on disposition of investment in joint venture
(see Note 2)                                                    142,173
                                                              ----------
Total                                                         $ 348,606
                                                              ==========

8. SHAREHOLDERS' EQUITY

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

INITIAL PUBLIC OFFERING

Effective May 18, 1998, the Company sold 1,500,000 shares of its common stock in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated approximately $11.7 million. Through March 31, 1999, the net proceeds have been used to fund acquisitions and for general working capital purposes.

WARRANTS

At the time of the offering, the Company sold to the underwriter for an aggregate purchase price of $150, warrants to purchase 150,000 shares of Common Stock at a price equal to 160% ($15.20) of the Offering price.

The underwriter's warrants contain anti-dilution provisions for stock splits, stock dividends, re-combinations and reorganizations, a one-time demand registration provision (at the Company's expense) and piggyback registration rights (which registration rights will expire five (5) years from the date of the Offering).

On April 30, 1999 the Board of Directors granted the underwriter 5 year warrants to purchase 54,000 shares of Common Stock at $5 per share. As a result, the Company will record compensation expense for the fair market value of the warrants on the date of the grant.

9. STOCK OPTION PLAN

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

A total of 1,000,000 shares of Common Stock are authorized for issuance under the Stock Incentive Plan. In connection with their respective employment agreements and the initial public offering, the Board of Directors granted the Company's Chief Executive, Chief Operating and Chief Financial Officers, 10-year stock options exercisable at the Offering Price ($9.50) covering 150,000, 150,000 and 100,000 shares of Common Stock, respectively. Half of these options vested upon the effective date of the Offering and the balance vested on January 1, 1999.

The Company accounts for stock options issued to employees pursuant to APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations. Under APB Opinion 25, because the exercise price of the employee stock options described above equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

On April 8, 1998, the Board of Directors, subject to the consummation of the Offering, granted a vice president 10-year stock options exercisable at $9.50 (the "Offering Price"), covering 100,000 shares of Common Stock, granted to a number of employees 10-year stock options exercisable at the Offering Price covering a total of 102,000 shares and granted the non-employee directors 10-year stock options exercisable at the Offering Price covering an aggregate 25,000 shares, of which half vested on the effective date of the offering and half vested on January 1, 1999. Half of the vice president's options vest one year after the effective date of the Offering, and the other half vest on August 31, 1999. The 102,000 options granted to employees vest one year after the Offering.

Subsequent to the Offering the Board of Directors granted the following 10 year options:

                                                                 # of            Exercise
          DATE                      Option Grant                Options           Price         Vesting Schedule
-------------------------------------------------------------------------------------------------------------------------------
July 23, 1998              Chief Financial Officer              50,000          $ 4.125        Vested by January 1,1999
July 23, 1998              Various employees                     8,000          $ 4.125        One year vesting
September 14, 1998         Chief Accounting Officer             12,500          $ 3.375        One year vesting
November 16, 1998          2 key Access employees               40,000          $ 4.125        One year vesting
March 24, 1999             New employee                         25,000          $ 4.625        One year vesting
April 30, 1999             Chief Accounting Officer             12,500          $ 4.000        One year vesting
April 30, 1999             Outside Directors                    10,000          $ 4.000        One year vesting


In connection with the stock options granted to oustide directors, the Company will record compensation expense for the fair market value of the options on the date of the grant.

On October 23, 1998 the Board of Directors repriced certain previously issued stock options aggregating 160,000 shares to the market value on the date of the repricing or an exercise price of $4.125 per share.

A summary of stock option activity for the year ended March 31, 1999 is as follows:
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                    SHARES            Price
                                             -----------------------------------
Options outstanding- beginning of year                -              $     -
Granted                                             762,500             7.83
Exercised                                             -                    -
Forfeitures                                           -                    -
                                             -----------------------------------
Options outstanding -end of year                    762,500          $  7.83
                                             -----------------------------------

Eligible for exercise-end of year                   475,000          $ 8.93
                                             ===================================

The following table summarizes information about stock options outstanding at March 31, 1999:

                                         OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                      ----------------------------------------------------------          ---------------------------------------
                                                  WEIGHTED
                            OPTIONS               AVERAGE                WEIGHTED              OPTIONS                WEIGHTED
     RANGE OF OPTION     OUTSTANDING AT          REMAINING               AVERAGE            EXERCISABLE AT            AVERAGE
          PRICES           MARCH 31,            CONTRACTUAL              EXERCISE             MARCH 31,            EXERCISE PRICE
                              1999                  LIFE                  PRICE                  1999
------------------------------------------------------------------------------------------------------------------------------------
      $3.38 to $4.63      237,500                  9.32                 $ 4.14                50,000                 $ 4.13
          $9.50           525,000                  9.14                 $ 9.50               425,000                 $ 9.50



The weighted average fair value at date of grant for options granted during the year ended March 31, 1999 was $1.76. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield                   0%
Expected stock price volatility           32%
Risk-free interest rate                   5.5%
Expected option term                      2 years


If compensation cost for the Company's grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No.123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the year ending March 31, 1999 would be as follows:

                                                          MARCH 31, 1999
                                                        ------------------------
Net income (loss)
    As reported                                             $  194,112
    Pro forma                                               $ (514,382)
Basic and diluted net income (loss) per share
    As reported                                             $      .03
    Pro forma                                               $     (.08)

10. INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                              YEAR ENDED MARCH 31,
                                     1997           1998          1999
                                 --------------------------------------------
Current - Federal                  $632,434      $560,316      $127,317
          State                     108,260        95,915        26,295
Deferred                             (2,799)        3,346       158,752
                                 --------------------------------------------
Total                              $737,895      $659,577      $312,364
                                 ============================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                      MARCH 31,
                                                                1998             1999
                                                   -----------------------------------
Deferred tax assets:
Accounts receivable                                           $24,822         $144,397
Accrued expenses                                               25,019          121,882
Amortization                                                    3,393                -
Deferred rent                                                  10,649           10,649
Loss from foreign subsidiaries                                      -           29,439
Investment in unconsolidated subsidiaries                           -          102,113
NOL carryforward                                                    -          126,927
Tax credits                                                         -           22,093
                                                   -----------------------------------
  Deferred tax assets                                          63,883          557,500
  Less: valuation allowance                                         -         (29,439)
                                                   -----------------------------------
Total deferred tax assets                                      63,883          528,061
                                                   -----------------------------------


DEFERRED TAX LIABILITIES:
Depreciation                                                   65,161          216,705
Internal use software                                               -           52,680
Identifiable intangibles                                            -          183,679
Prepaid bonus                                                  11,723                -
Other                                                             730            3,237
                                                   -----------------------------------
Total deferred tax liabilities                                 77,614          456,301
                                                   -----------------------------------
Total net deferred tax assets                                 $13,731          $71,760
                                                   ===================================


The reconciliation of the effective income tax expense (benefit) to federal statutory rates is as follows:

                                                             YEAR ENDED MARCH 31,
                                                        1997          1998          1999
                                            -------------------------------------------
Tax at federal statutory rate                         34.00%       34.00%        34.00%
State taxes, net of federal benefit                     3.63         3.63          3.63
Goodwill                                                   -            -         14.83
Change in valuation allowance                              -            -          5.81
Other                                                  (.56)          .42          3.40
                                            -------------------------------------------
                                                      37.07%       38.05%        61.67%
                                            ===========================================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $29,000 valuation allowance at March 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $29,000.

At March 31, 1999, the Company has available net operating loss carryforwards of $337,302 which will expire in 2013. Certain of the Company's net operating loss carryforwards may be subject to limitation under the change in control provisions of IRC section 382.

11. RELATED PARTY TRANSACTIONS

Advances and notes receivable--related parties consist of the following:

                                                                         MARCH 31,
                                                                    1998           1999
                                                          -----------------------------
Cash advances--officer                                           $     465     $       -
Prepaid bonuses--officers                                           31,154             -
Advances receivable--affiliates, unsecured, non-
interest bearing                                                    33,655        10,843
                                                          -----------------------------
                                                                  $ 65,274       $10,843
                                                          =============================

On November 1, 1995, the Company entered into a one-year consulting agreement with a minority shareholder of the Company. The agreement automatically renewed for successive one-year terms unless either party provided written notice of non-renewal. This agreement provided for a monthly retainer of $11,250 plus reimbursement of reasonable travel expenses. On January 20, 1998, the Company extended this consulting agreement to December 31, 1998 and modified the agreement to include an additional payment of $15,000 upon consummation of a successful initial public offering of the Company's securities during the term of the consulting agreement. The consulting agreement was terminated effective December 31, 1998.

On April 30, 1999 the Board of Directors approved an interest-bearing note to the Company's Chief Executive Officer in the amount of $30,000.

12. COMMITMENTS AND CONTINGENCIES

The approximate annual minimum lease payments under the non-cancelable operating leases as of March 31, 1999 are:


2000                                         $  244,599
2001                                            209,393
2002                                            188,818
2003                                            187,718
2004                                             15,814
                                     ------------------

                                              $ 846,342
                                     ==================

On October 27, 1997, the Company amended the terms of its office lease to extend it through April 30, 2003 at an aggregate monthly base rent of $13,292 per month, subject to a 3% base rent adjustment each year. The Company also maintains office space in Clearwater, Florida which was assumed upon the acquisition of Access, which is rented on month to month basis. Rent expense for the years ended March 31, 1999, 1998 and 1997 amounted to $207,802, $121,532 and $113,716, respectively.

The Company enters into various contracts which require it to purchase telecommunications services. The approximate minimum purchase commitments under these contracts as of March 31, 1999 is approximately $2,056,000.

On March 1, 1993, the Company entered into a ten-year employment agreement with a minority shareholder/Chief Operating Officer that provides for an annual base salary of $170,000 plus a bonus equal to 10% of the Company's pre-tax profits. On July 1, 1994, the Company entered into a ten-year employment agreement with its Chief Executive Officer that provides for an annual base salary of $170,000 plus a bonus equal to 10% of the Company's pre-tax profits. On January 1, 1998 and February 9, 1998 the Company amended its employment agreements with its Chief Executive Officer and Chief Operating Officer whereby for a term of five calendar years they will each receive a base salary of $225,000 with increases of $25,000 in each of years 2 through 5 of the agreements and a guaranteed bonus of $45,000 per calendar year. The agreements provide for additional bonuses at a rate of 4.5% of earnings before interest, taxes, depreciation, amortization and such bonuses (EBITDAB) greater than $1 million, as defined, up to $4 million. The agreements provide for additional bonuses of 20% of base salary for achievement of $4 million EBITDAB and up to 5% of base for each $1 million of EBITDAB in excess of $4 million on a pro rata basis.

On September 1, 1997, the Company entered into an employment agreement with its then Vice President of agent relations for a two-year period providing a base annual salary of $130,000 and a $40,000 one-time sign- up bonus.

On January 1, 1998, as amended on February 9, 1998, the Company entered into a two-year employment agreement with its Chief Financial Officer providing for a base salary of $170,000 in calendar year 1998 and $200,000 in calendar year 1999. In accordance with the agreement, the Company paid a $50,000 bonus upon signing of the agreement and paid, in May 1998, a $75,000 bonus upon the completion of the Company's Offering. The agreement further provides for additional bonuses based upon the Company's operating results, as defined therein.

In connection with the acquisition of Access, the Company has obligations under existing employment contracts for two key Access employees. The contracts had base annual salaries of $125,000 per year and expired on January 31, 1999. On December 4, 1998 the Company amended these agreements to provide for annual base salaries of $150,000 plus incentive bonuses based on sales and profitability.

On March 24, 1999, the Company entered into a one year employment agreement with its Director of Internet based services. The contract has a base salary of $128,000 per annum.

For the years ended March 31, 1999, 1998 and 1997, bonuses of $315,444, $588,096, and $501,350, respectively, were paid under the employment agreements.

In fiscal 1998, the Company entered into a letter of intent with respect to the formation of Ursus Telecom France, a joint venture telecommunication company. The joint venture began operations in fiscal 1999 and incurred operating losses during the initial start up phase. On March 5, 1999, the Company entered into a modification agreement with its joint venture partners, which made several changes including: (1) reducing the Company's ownership to 50% from 50.4%, (2) introduction of a new joint venture partner and (3) Ursus agreed to repurchase certain switch equipment from Ursus Telecom France at recorded book value.

As of March 5, 1999, the results of Ursus Telecom France were no longer consolidated with those of the Company because the Company now has only a 50% non-controlling ownership interest in Ursus Telecom France. The Company recorded a gain of approximately $142,000 relating to the sale of its 0.4% controlling vote to the joint venture partners.

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

LEGAL PROCEEDINGS

In February 1998, Access filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley")in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counterclaimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

Subsequent to the filing of Access's federal action, Alley commenced an action against Access in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action, Alley asserts essentially the same claims and seeks the same relief as in his federal counterclaim. Access has answered the complaint, denying the material allegations in the pleading, and has asserted counterclaims against Alley based largely on the claims it asserted in the federal proceeding commenced by it. The Pinellas County proceeding has been stayed pending disposition of the federal action.

The Company is unable to predict the ultimate outcome of this matter.

13. SIGNIFICANT CUSTOMERS

The Company has a number of significant (greater than 10% of revenues) independent agents. Net revenues from the significant independent agents were in the following percentages of total net revenues:

                                                 MARCH 31,

                                           1997        1998         1999
                                    --------------------------------------
Customer 1                                  11%          11%            -
Customer 2                                  15%          15%          11%
Customer 3                                  19%          29%          22%
Customer 4                                  12%            -            -
Customer 5                                    -          10%            -


Accounts receivable as a percentage of total accounts receivable due from the significant independent agents noted above were as follows:

                                                  MARCH 31,

                                           1997        1998          1999
                                    ---------------------------------------
Customer 1                                   9%           7%             -
Customer 2                                  21%          25%           20%
Customer 3                                  28%          24%           21%
Customer 4                                  10%            -             -
Customer 5                                    -           7%             -



14. BUSINESS RISKS

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

RELIANCE UPON INDEPENDENT AGENTS--The Company provides telecommunications services to customers obtained by independent sales agents that operate under exclusive and non-exclusive agent agreements. Although the Company believes that alternate agents could be found, loss of an agent in one of the Company's primary geographical areas could have a negative effect on the Company's operating results (see Note 13).

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

SOUTH AFRICA REGULATION--The telecommunications regulatory authority in South Africa has ruled that the Company's services are illegal in that country. The Company's agent, as well as agents for certain of the Company's competitors, have filed a lawsuit to stay and reverse the ruling and the regulatory authority has agreed not to prosecute any of the agents in the industry pending final rulings by the South African courts. The Company is unable to predict the ultimate outcome of that decision. The Company's customers in South Africa represented approximately 21.9% of the Company's revenues in fiscal 1999.

SERVICES IN THE BAHAMAS--During fiscal 1998 the Bahamas Telephone Company (Batelco), which is owned and operated by the local governmental authority, has taken certain actions to block the Company's ability to offer services to customers in that country. The Company is currently working with the FCC and the U.S. Embassy in the Bahamas to restore the Company's ability to provide services. At present, the Company is unable to predict the outcome of this matter. The Company's customers in the Bahamas represent approximately 2.9% of the Company's revenues in fiscal 1999.

UNINSURED CASH BALANCES--At March 31, 1999 and 1998, the Company had approximately $2,207,000 and $922,000, respectively, in cash and cash equivalents that were either not federally insured or invested in U.S. Treasury Obligations.

RELIANCE ON SUPPLIERS--A majority of the Company's transmission and switching facilities are provided by two telecommunications carriers. For the years ended March 31, 1999 and 1998 approximately $8,239,000 and $10,063,000, respectively, of costs was incurred to these carriers or approximately 37% and 54% of total cost of sales, respectively. Under the terms of the supplier agreements, the Company purchases long distance service at certain per-minute rates, which vary based on the time, distance and type of call. Several carriers may exercise their right to terminate service agreement upon 30 day notice. Although management believes that alternative carriers could be found in a timely manner, disruption of these services for more than a brief period of time would have a negative effect on the Company's operating results.

15. SEGMENT INFORMATION

The Company operates in one single industry segment, the international long distance telecommunications industry. For the years ended March 31, 1997, 1998 and 1999, substantially all of the Company's revenues were derived from traffic transmitted through its primary switch facilities located in Sunrise, Florida. Beginning in March 1998, the Company began operating a switch in Paris, France and with the acquisition of Access, in Tampa, Florida, and Frankfurt, Germany. The geographic origin of the revenue is as follows:



                                              YEAR ENDED MARCH 31,
                                    1997              1998              1999
                          ------------------------------------------------------
Africa                         $  3,899,701       $ 8,346,025        $ 8,090,987
Europe                            4,252,104         3,857,504          8,818,687
Latin America                     7,265,473         6,523,384          6,131,277
Middle East                       3,741,890         4,721,592          4,077,678
Other                             1,363,852         1,719,272          1,850,736
North America                       315,407         2,930,547          5,356,781
                          ------------------------------------------------------
Total revenues                  $20,838,427       $28,098,324        $34,326,146
                          ======================================================

All of the Company's physical assets are primarily located in the United States, with the exception of switching equipment with a book value of approximately $347,000 as of March 31, 1999 located in Frankfurt, Germany, which was acquired in connection with the Company's acquisition of Access. Accounts receivable is primarily due from independent agents in various geographical areas and customers in the United States, as follows:

                                                      MARCH 31,
                                             1997            1998            1999
                                   ------------------------------------------------
Africa                                    $822,731        $994,793       $1,148,384
Europe                                     694,461         709,598          893,804
Latin America                              798,428         905,223          636,113
Middle East                                698,842       1,110,904        1,219,752
Other                                      109,481         134,232          374,051
North America                              269,943         394,964        1,072,134
Less: Allowance for doubtful
         accounts                         (15,000)        (65,964)        (383,728)
                                   ------------------------------------------------
Total accounts receivable               $3,378,886      $4,183,750       $4,960,510
                                   ================================================



16. DEPOSIT ON ACQUISITION

On August 12, 1997, the Company entered into an agreement with its largest independent agent (in South Africa- see Note 13) to acquire an approximate 9% interest in the agency. The Company applied accounts receivable of approximately $377,000 due from this agent as payment for the equity interest stated above. On August 18, 1998, the Company and its agent in South Africa mutually rescinded the above agreement and the agent has repaid the accounts receivable.

17. ACQUISITIONS

ACCESS AUTHORITY INC.

On September 17, 1998, the Company purchased all the issued and outstanding common stock of Access for $8 million in cash. Access is a provider of international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and wholesalers. Access operates a switching facility in Clearwater, Florida.

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

Current assets                                                $ 2,567,520
Property and equipment, net                                     1,422,509
Intangibles                                                     9,271,208
Current liabilities                                           (4,929,913)
Deferred tax liability                                          (222,266)
                                                    -----------------------
Total purchase price including closing costs                  $ 8,109,058
                                                    =======================

Pro forma operating results for the year ended March 31, 1998 and 1999, as if the Access acquisition had occurred at the beginning of the respective periods is as follows:

                                                    YEAR ENDED             YEAR ENDED
                                                     MARCH 31,               MARCH 31,
                                                       1998                   1999
                                         ------------------------------------------------

Total revenue                                      $ 75,652,207            $ 51,863,073
Net income (loss)                                     1,866,549               (599,203)
Basic and diluted net income
  (loss) per common share                         $        0.38           $       (.10)


This pro forma is presented for informational purposes only and is not necessarily indicative of future operations.

URUGUAY AGENT

On August 17, 1998, the Company entered into an asset purchase agreement to acquire its agent in Uruguay for $132,988. The acquisition has been accounted for using the purchase method of accounting, as such, the results of operations subsequent to the closing have been included in the consolidated financial statements of the Company. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

Property and equipment                                 $  12,300
Intangibles                                              137,871
                                                 -----------------
Total purchase price including closing costs            $150,171
                                                 =================

ARGENTINE AGENT AND STARCOM S.A.

On January 22, 1999, the Company acquired the operations of Starcom S.A. an Argentine Corporation and Rolium S.A. a Panamanian Corporation. For an aggragate purchase price of $975,000. In accordance with the Stock Purchase Agreement the aggregate consideration for the two entities was $550,000 and 100,000 shares of the Company's unregistered Common Stock (50,000 shares have been placed in escrow and will be released in six months if the seller adheres to the covenants, indemnities and obligations of the Agreement). The fair market value of the Company's Common Stock was valued at $425,000 at the date of acquisition. At the date of the closing the Company paid $183,000 of the cash consideration and $267,000 to be paid in equal installments of $133,500 on January 22, 2000 and 2001. In addition, at the closing date $100,000 was placed in escrow to pay certain liabilities of Starcom S.A. The acquisitions have been accounted for using the purchase method of accounting, as such, the result of operations subsequent to the January 22, 1999 closing have been included in the consolidated financial statements of the Company. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

Current assets                                               $     29,097
Property and equipment, net                                        22,641
Intangibles                                                     1,066,774
Current liabilities                                               (51,101)
                                                     ----------------------
Total purchase price including closing costs                   $1,067,411
                                                     ======================

The Company utilized certain net proceeds of the Company's Offering to pay for the above acquisitions.



                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------------------
                                                  Balance
                                                     At                                                             Balance
                                                 Beginning    Cost and            Other           Deductions/       At End
                                                 of period    Expenses          Additions         Write-offs          of
                                                                                                                    Period
----------------------------------------------------------------------------------------------------------------------------
Year ended March 31,1999
   Allowance for doubtful accounts               $65,964        $  504,821        $456,507(1)         $(643,564)     $383,728
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998
   Allowance for doubtful accounts               $15,000          $103,616     $            -          $(52,652)      $65,964
------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997
   Allowance for doubtful accounts               $11,381         $  84,258     $            -          $(80,639)      $15,000
------------------------------------------------------------------------------------------------------------------------------

(1) Other additions represent allowances for doubtful accounts that were recorded in connection with business acquisitions.

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

                                             URSUS TELECOM CORPORATION

                                             By:      /S/ LUCA M. GIUSSANI
                                                      Luca M. Giussani
                                                      Chief Executive Officer

Dated: JUNE 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.

SIGNATURE                     TITLE                                 DATE

                              Chief Executive Officer, and
/S/ LUCA M. GIUSSANI          Director (principal executive      JUNE 29, 1999
-----------------------       officer)
Luca M. Giussani

/S/ JEFFREY R. CHASKIN        President, Chief Operating         JUNE 29, 1999
-----------------------       Officer and Director
Jeffrey R. Chaskin

/S/ JOHANNES S. SEEFRIED      Chief Financial Officer            JUNE 29, 1999
-----------------------        and Director
Johannes S. Seefried


/S/ STEVEN L. RELIS           Chief Accounting Officer           JUNE 29. 1999
-----------------------
Steven L. Relis

/S/ WILLIAM NEWPORT           Director, Chairman of the          JUNE 29, 1999
-----------------------       Board of Directors
William Newport


/S/ KENNETH L. GARRETT        Director                           JUNE 29, 1999
-----------------------
Kenneth L. Garrett

                                  EXHIBIT INDEX



EXHIBIT                                                               Sequential
NUMBER                                                                 PAGE NO.

3.1+     -   Articles of Incorporation of the Company
3.2+     -   Form of Amended and Restated Articles of Incorporation
             of the Company
3.3+     -   Bylaws of the Company
3.4+     -   Form of Amended and Restated Bylaws of Company
4.1+     -   Specimen of Certificate for Common Stock
10.1+    -   Employment Agreement between the Company and Luca M.
             Giussani
10.2+    -   Amendment to Employment Agreement with Luca M. Giussani
10.3+    -   Employment Agreement between the Company and Jeffrey
             R. Chaskin
10.4+    -   Amendment to Employment Agreement with Jeffrey R.
             Chaskin
10.5+    -   Employment Agreement between the Company and Johannes
             S. Seefried
10.6+    -   Amendment to Employment Agreement with Johannes
             S. Seefried
10.7+    -   Employment Agreement between the Company and Richard
             C. McEwan
10.8*    -   Employment Agreement between the Company and Paul Biava
10.9+    -   Lease Agreement
10.10+   -   Form of 1998 Stock Incentive Plan
10.11+   -   Form of Financial Consulting Agreement
10.12+   -   Form of Agency Agreement
10.13+   -   Agreement regarding formation of Ursus Telecom France
10.14+   -   Agreement regarding purchase of interest in South
             African Agency
10.15+   -   Agreement dated January 20, 1998 among Messrs.
             Giussani, Rispoli and the Company
10.16+   -   Form of Representative's Warrant
10.17+   -   Form of Lock Up Letter
21.1*    -   List of Subsidiaries
23.1*    -   Consent of Ernst & Young LLP
27*      -   Financial Data Schedule


-----------
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-46197) and incorporated herein by reference.

*    Filed herewith.