Form 10-Q
period 1999-06-30
URSUS TELECOM CORP
filed 1999-08-13
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 1999, the number of the registrant's Common Shares of $.01 par value outstanding was 6,600,000.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION:

                                                                           PAGE

Item 1:   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          March 31, 1999 and June 30, 1999                                 3

          Condensed Consolidated Statements of Operations for the
          Three Month Periods Ended June 30, 1998 and 1999                 4

          Condensed Consolidated Statements of Cash Flows for the
          Three Month Periods Ended June 30, 1998 and 1999                 5

          Notes to Condensed Consolidated Financial Statements             6

Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9

PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                               13

Item 2:   Changes in Securities and Use of Proceeds                       14

Item 6:   Exhibits                                                        14

Signatures

ITEM 1. FINANCIAL STATEMENTS ( UNAUDITED)

                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         ASSETS                      March 31, 1999   June 30, 1999
                                                                                  ----------------------------------
Current assets:
   Cash and cash equivalents                                                           $2,406,643       $2,549,347
   Accounts receivable, net                                                             4,960,510        4,686,547
   Prepaid expenses                                                                       297,828          346,192
   Advances and notes receivable--related parties                                          10,843          124,980
   Deferred taxes                                                                         401,173          627,179
   Other current assets                                                                   563,615          111,670
                                                                                   ----------------------------------
Total current assets                                                                    8,640,612        8,445,915

Equipment, net                                                                          3,677,059        3,727,704
Intangible assets, net                                                                 10,180,152       10,026,135
Investment in unconsolidated subsidiary                                                   207,754          130,000
Other assets, net                                                                         337,005          587,033
                                                                                  ----------------------------------
Total assets                                                                          $23,042,582       22,916,787
                                                                                  ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable and accrued expenses                                               $4,787,040      $4,755,549
   Commissions payable                                                                  1,066,232       1,038,778
   Current portion of capital lease obligations                                           324,166         310,133
   Current portion of notes payable                                                            -          169,180
   Other current liabilities                                                              328,493         285,935
                                                                                  ----------------------------------
Total current liabilities                                                               6,505,931        6,559,575
Long term portion of capital lease obligations                                            789,430          727,612
Long term portion of notes payable                                                             -           191,530
Deferred taxes                                                                            329,413          329,055
Other long-term obligations                                                               133,500          133,500

Commitment and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized;
     1,000 shares issued and outstanding                                                       10               10
   Common stock, $.01 par value; 20,000,000 shares authorized,
         6,600,000 issued and outstanding.
                                                                                           66,000           66,000
   Additional paid-in capital                                                          12,338,843       12,368,003
   Retained earnings                                                                    2,879,455        2,549,602
                                                                                  ----------------------------------
Total shareholders' equity                                                             15,284,308       14,983,615
                                                                                  ----------------------------------
Total liabilities and shareholders' equity                                           $ 23,042,582      $22,916,787
                                                                                  ==================================

                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  June 30
                                                                                          1998        1999
                                                                                  ------------------------------------
Revenues:
   Retail                                                                              $5,928,197       $6,317,476
   Wholesale                                                                              539,239        3,112,971
                                                                                  ------------------------------------
Total revenues                                                                          6,467,436        9,430,447

Costs of revenues                                                                       4,227,869        6,322,673
                                                                                  ------------------------------------

Gross profit                                                                            2,239,567        3,107,774

Operating expenses:
   Commissions                                                                            930,674          764,993
   Selling, general and administrative expenses                                         1,132,282        2,424,824
   Depreciation and amortization                                                           88,288          398,833
                                                                                  ------------------------------------
Total operating expenses                                                                2,151,244        3,588,650
                                                                                  ------------------------------------

Operating income (loss)                                                                    88,323         (480,876)

Other income (expense):
   Interest expense                                                                       (10,350)         (34,828)
   Interest income                                                                         88,813           24,777
   Write down of investment                                                                  -             (75,390)
   Gain on sale of equipment                                                                 -               2,000
                                                                                  ------------------------------------
                                                                                           78,463          (83,441)
                                                                                  ------------------------------------
Income before provision (benefit)
    for income taxes                                                                      166,786          (564,317)
Provision (benefit) for income taxes                                                       75,681           (234,464)
                                                                                  ------------------------------------
Net income (loss)                                                                      $   91,105       $   (329,853)
                                                                                  ====================================

Net income (loss) per common share-basic and dilutive                                  $      .02       $       (.05)
                                                                                  ====================================

Weighted average shares outstanding                                                    5,708,791         6,627,582
                                                                                  ====================================

SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three Months ended
                                                                                                 June 30
                                                                                          1998            1999
                                                                                  ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                     $  91,105       $  (329,853)
Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                                       88,288            398,832
     Allowance for doubtful accounts                                                     28,117             85,982
     Deferred taxes                                                                           -            234,434
     Amortization of deferred stock compensation                                              -             29,160
     Gain on sale of equipment                                                                -             (2,000)
     Loss on the sale of investment                                                           -             75,390
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (143,800)           112,632
       Other current assets                                                             (89,266)           492,061
       Accounts payable and accrued expenses                                           (576,458)            43,857
       Other current liabilities                                                        156,250           (122,746)
                                                                                  ------------------------------------

Net cash (used in) provided by operating activities                                   (445,764)            548,881

INVESTING ACTIVITIES
Purchase of equipment                                                                 (114,112)           (157,171)
Increase in advances to related parties                                                (42,185)           (114,136)
Increase in other assets                                                               (45,683)            (59,019)
                                                                                  ------------------------------------
Net cash used in investing activities                                                 (201,980)           (330,326)

FINANCING ACTIVITIES
Net proceeds from the sale of common stock                                          12,232,813   -
Repayments on capital leases                                                           (11,664)           (75,851)
                                                                                  ------------------------------------
Net cash provided by (used in) financing activities                                 12,221,149            (75,851)
Effect of foreign exchange rate changes on cash and cash
   equivalents                                                                           3,110                  -
                                                                                  ------------------------------------
Net increase in cash and cash equivalents                                           11,576,515            142,704
Cash and cash equivalents at beginning of period                                     1,035,149          2,406,643
                                                                                  ------------------------------------
Cash and cash equivalents at end of period                                         $12,611,664         $2,549,347
                                                                                  ====================================

SUPPLEMENTAL CASH FLOW  INFORMATION
Cash paid for interest                                                             $    10,350         $   34,828
                                                                                  ====================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Receivable applied as a deposit on acquisition                                     $    72,988         $        -
                                                                                  ====================================

Equipment and other financing                                                      $         -         $  360,709
                                                                                  ====================================


   SEE ACCOMPANYING NOTES.

                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999, as set forth in Form 10-K of Ursus Telecom Corporation (the "Company"), ("Ursus") or ("UTCC"). The results for the three month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

The condensed consolidated balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has disputes with carriers over billing discrepancies. Although management has historically been successful in resolving these disputes, there can be no assurance that ongoing disputes will be resolved as anticipated. In the event that an ongoing dispute results in an additional liability, we believe that such amounts will not have a material adverse affect on the Company's financial condition or results of operations.

(3) NET INCOME PER COMMON SHARE

Following is a reconciliation of amounts used in the per share computations:

                                                                            Three Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                           1998           1999
                                                                      ------------------------------
Net income (loss) -numerator basic computation                          $  91,105    $( 329,853)
Effect of dilutive securities-None                                              -            -
                                                                      ------------------------------
Net income (loss) as adjusted for assumed conversion-numerator
    diluted computation                                                 $  91,105    $( 329,853)
                                                                      ==============================

Weighted average shares-denominator basic computation                   5,708,791     6,600,000
    Effect of dilutive securities-Stock options                                 -        27,852
                                                                      ------------------------------
Weighted average shares as adjusted-denominator                         5,708,791     6,627,852
                                                                      ==============================

    Net income (loss) per share:
    Basic                                                               $    0.02    $    (0.05)
                                                                      ==============================

    Diluted                                                             $    0.02    $    (0.05)
                                                                      ==============================

(4) SEGMENT DISCLOSURES

The Company operates in one single industry segment, the international long distance telecommunications industry. For the quarters ended June 30, 1998 and 1999, substantially all of the Company's revenues were derived from traffic transmitted through its primary switch facility located in Sunrise, Florida.

(5) COMPREHENSIVE INCOME (LOSS)

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

The following is a summary of the components of comprehensive income (loss):

                                                     Three Months Ended
                                                           June 30,
                                                  ---------------------------
                                                        1998             1999
                                                  ---------------------------
Net income (loss)                                   $   91,105      $ (329,853)
Other comprehensive income (loss) net of tax
 foreign currency translation                           (2,764)              -
                                                  ----------------------------
Comprehensive income (loss)                         $   88,341      $ (329,853)
                                                  =============================

(6) RECLASSIFICATIONS

Certain previous year amounts have been reclassified to conform to the current year presentation.

(7) NOTES PAYABLE

On June 25, 1999, the Company entered into a finance agreement with IBM Credit Corporation to finance certain computer hardware and software. The aggregate purchase price was approximately $276,285, which is being financed over a period of three years with interest rates of 7.75% and 8.75% for the hardware and software portions, respectively. At June 30, 1999, the balance due under this agreement was $276,285 with $84,756 representing the current portion. Pursuant to the agreement, interest and principle is payable monthly and the notes are secured by the equipment.

(8) EQUITY

On April 30, 1999 the Board of Directors granted 154,000 stock purchase warrants (the "Warrants). Pursuant to agreements with the Company, Joseph Charles and Associates was granted (1) Warrants to purchase 50,000 shares of common stock, as a retainer to obtain acquisition financing and (2) Warrants to purchase 4,000 shares of common stock for participation in Ursus Board of Directors meetings. Continental Capital and Equity Corporation ("Continental") was granted Warrants to purchase 100,000 shares of common stock in return for providing public relation expertise to Ursus. The Warrants granted to Joseph Charles and Associates expire on July 1, 2004 and have an exercise price of $5.00 per share. The Warrants granted to Continental are exercisable for a period of one year from the date that the Securities and Exchange Commission declares as effective an S-3 filing to register the common shares underlying these Warrants. The Warrants granted to Continental have various exercise prices ranging from $6.00 to $10.00 per share. The Company uses the Black-Scholes option pricing model to determine the fair value of the Warrants granted. The fair value of the Warrants granted during the three months ended June 30, 1999 was approximately $29,000 and is included in selling, general and administrative expenses on the accompanying statement of operations.

At June 30, 1999, the Company had a total of 304,000 Warrants outstanding with a weighted average exercise price of $11.27 per share as follows:

          Warrants          Exercise Price                Expiration Date
        -----------------------------------------------------------------
          150,000               $15.20                     May 18, 2003
           54,000                $5.00                     July 1, 2004
           20,000                $6.00                     See above
           20,000                $8.00                     See above
           60,000               $10.00                     See above
          -------
          304,000
          =======

(9) SUBSEQUENT EVENT

WRITE DOWN OF INVESTMENT IN URSUS TELECOM FRANCE

On July 29, 1999, the Company's subsidiary Ursus Telecom France signed a letter of intent to sell the joint venture for approximately 2.6 million French Francs or approximately $425,000. The final selling price is subject to due diligence by the buyer. The sale will result in an estimated loss of approximately $75,000. Acccordingly, a $75,000 write down of the Company's investment has been included in the June 30, 1999 statement of operations. Further, the Company has agreed to buy a switch from the joint venture, which has an estimated fair market value of $120,000 in exchange for amounts owed to the Company from the joint venture, which as of July 31, 1999 was approximately $112,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that the objectives or plans of Ursus will be achieved or that any of the operating expectations will be realized. The revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability;
(vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to the Company; (x) highly competitive market conditions in the industry; (xi) obsolescence of and changes in telecommunications switching and access equipment; and (xii) concentration of credit risk. The foregoing review of the important factors should not be considered as exhaustive. Ursus undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF URSUS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING URSUS INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

We are a provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including United States originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. We have expanded our geographic coverage in Europe, Japan, Central and South America through our acquisition of Access Authority Inc. ("Access") in September 1998. We intend to continue to capitalize on the increased demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

Our primary service is call reorigination, however, we have increasingly been migrating calls to direct access. The Company also provides service to other carriers and resellers. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), France, Germany, Japan and New Zealand. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida.

We are also developing an e-commerce site known as thestream.com. Our goal for thestream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site will run on an IBM RS/6000 server system, which is expected to incorporate a series of high quality and client- friendly service options such as: voice over the Internet (VOIP), PC to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services.

OTHER OPERATING DATA

The following information for the three months ended June 30, 1998 and 1999 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual Form 10-K for the year ended March 31, 1999.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

                                                      THREE MONTHS ENDED
                                                             JUNE 30,

                                                       1998            1999

Revenues..........................................    100.0%          100.0%
Cost of revenues..................................     65.4            67.0
Gross profit......................................     34.6            33.0
 Operating expenses:
   Commission.....................................     14.4             8.1
   Selling, general and administrative............     17.5            25.7
   Depreciation and amortization..................      1.4             4.2
Total operating expenses..........................     33.2            38.0
Operating income( loss)...........................      1.4            (5.0)
Other (expense) income............................      1.2            (0.9)
Income (loss) before income taxes.................      2.6            (5.9)
Net income (loss).................................      1.4            (3.5)
EBITDA(1).........................................      2.7            (1.6)

------------------
(1) As used herein "EBITDA" consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as a alternative to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS

REVENUES. Revenues increased $2.9 million (44.6%) from $6.5 million for the three months ended June 30, 1998 to $9.4 million for the three months ended June 30, 1999. The revenue attributable to the Access acquisition amounted to $5.8 million for the three months ended June 30, 1999. Our consolidated company had a
19.0 million minute increase during this period over the same period last year. Access contributed 21.5 million of the total minutes to the consolidated Company during the quarter. Revenue per minute declined from $0.83 per minute to $0.35 per minute over this period resulting from the lower per minute rates generated by Access and an industry wide decrease in revenues per minute. The decrease in revenue per minute is consistent with our entry into the more mature markets of Germany and Japan and with increased wholesale sales, which traditionally generate lower revenue per minute.

COST OF REVENUES. Cost of revenues increased $2.0 million (47.6%), from $4.2 million for the three months ended June 30, 1998 to $6.3 million for the three months ended June 30, 1999. Cost of revenues as a percentage of sales increased from 65.4% to 67.0%. This increase in our costs is directly attributable to the increased revenue associated with the acquisition of Access. We have been able to hold costs down as a percentage of revenue despite a 522% increase in wholesale sales, which typically generate lower margins and thus a higher cost for every revenue dollar. We have accomplished this primarily as a result of declining carrier cost per minute, aggressive negotiation with carriers, volume discounts and the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $0.9 million (38.8%) from $2.2 million for the three months ended June 30, 1998 to $3.1 million for the three months ended June 30, 1999. As a percentage of revenue, gross profit decreased 1.6% from 34.6% during the three months ended June 30, 1998 to 33.0% for the three months ended June 30, 1999. Gross profit increased due to the Access acquisition, but decreased as a percentage of revenue as result of the increase in wholesale revenue generated by Access. The decreased margins were offset by a reduction in carrier costs as a percentage of revenue because the number of minutes the Company purchased tripled and thereby increased the Company's volume- based carrier discounts. For the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 average cost per minute has decreased 57.4% or an average of $0.31 per minute.

OPERATING EXPENSES. Operating expenses increased $1.4 million (66.8%) from $2.2 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. The increase was due primarily to the acquisition of Access which added $1.5 million in operating expenses during the quarter. As a percentage of revenues, selling, general and administrative expenses increased 46.9% from 17.5% to 25.7%. The Company has aggressively expanded its personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of its expansion plans. The Company expects that operating expenses as a percentage of revenue will decrease with the further integration of the operations of Access and other potential acquisitions.

Depreciation and amortization expense increased approximately $310,000 (351.7%) from approximately $88,000 for the three months ended June 30, 1998 to approximately $399,000 for the three months ended June 30, 1999 as a result of expansion of the Company's infrastructure in connection with its expansion plans. In addition, the acquisition of Access increased the amount of depreciable fixed assets and resulted in approximately $134,000 in amortization expense on the intangibles.

OPERATING INCOME (LOSS). Operating income (loss) decreased from $88,000 in income for the three months ended June 30, 1998 to a loss of approximately $481,000 for the three months ended June 30, 1999 primarily as a result of a 114.2% increase in selling, general and administrative expenses and a 351.7% increase in depreciation as described above.

NET INCOME (LOSS). As a result of all of the foregoing factors, particularly a 66.8% increase in operating expenses, and in light of the Company's strategic decision to increase its gross revenues and market share through price reductions, the Company's results decreased approximately $421,000 from net income of approximately $91,000 of income for the three months ended June 30, 1998 to a loss of approximately $330,000 for the three months ended June 30, 1999. Net income has also been impacted by the sale of our subsidiary in France, which amounted to approximately $75,000 for the three months ended June 30, 1999.

EBITDA. EBITDA decreased approximately $332,000 from approximately 177,000 for the three months ended June 30, 1998, to a EBITDA loss of approximately $155,000 for the three months ended June 30, 1999, as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity, the continued development of thestream.com and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder, capital leases and vendor financing agreements.

Net cash provided by operating activities was approximately $549,000 for the three months ended June 30, 1999 as compared to net cash used in operating activities of $446,000 for the same period last year. The net cash provided by operating activities in the first quarter ended June 30, 1999 increased as a result of improved timing of vendor payment to coincide with collections from customers.

Net cash used in investing activities was approximately $330,000 for the three months ended June 30, 1999 and approximately $202,000 for the three months ended June 30, 1998 reflecting an increase caused by equipment purchases for our web site development and advances made to our Chief Executive Officer and President.

Net cash used in financing activities was approximately $76,000 for the three months ended June 30, 1999 which reflects lease payments. For the three months ended June 30, 1998 cash provided by financing activities was $12.2 million which reflects the result of the Company's initial public offering, which after the expenses of such offering accounted for an increase in cash of approximately $11.6 million. As of June 30, 1999 approximately $1.5 million of the proceeds remain.

The Company expects that the remaining proceeds from the offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 12 to 16 months. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional funds earlier than anticipated. In order to provide flexibility for potential acquisition and network expansion opportunities, the Company has and will continue to seek financing arrangements with vendors or other financial institutions. Other future sources of capital for the Company could include public and private debt, including high yield debt offerings, equity financing and lease lines. There can be no assurance that any such sources of financing will be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates and to changes in interest rates. Although the Company's functional currency is the United States Dollar, a significant portion of our revenue is derived from sales outside the United States. In the future, the Company expects to continue to derive a significant portion of its revenue outside the United States, and changes in foreign currency exchange rates may have a significant effect on the Company's ability to operate competitively in those countries. The Company historically has not engaged in hedging transactions. Our financial instruments consisting of lease obligations and notes payable have fixed interest rates and are short term and therefore are not sensitive to market changes in interest rates. Potential increases in interest rates could increase borrowing costs and could have a material impact on our financial performance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          Access is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

          In February 1998, Access filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley") in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counter-claimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

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


Net proceeds to Ursus from the offering, after deducting the total expenses of such offering, were approximately $11.7 million. In connection with the acquisition of Access, we utilized $8.1 million, representing the purchase price plus the costs of the transaction. In addition, we have utilized approximately $0.3 million for the Starcom acquisition and $1.8 million for working capital purposes. Consequently, approximately $1.5 million of the net proceeds of such offering remain as of June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K --There were no reports on Form 8-K filed by the Company during the three months ended June 30, 1999.

SIGNATURES

                  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      URSUS TELECOM CORPORATION


                                      By: /S/ JOHANNES SEEFRIED
                                         -------------------------
                                          Johannes S. Seefried
                                          Chief Financial Officer
                                          and authorized officer of registrant
Dated: AUGUST 13, 1999


                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER

     27*                  Financial Data Schedule

     *  Filed herewith.