Form 10-Q
period 1999-09-30
URSUS TELECOM CORP
filed 1999-11-15
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Yes  [X]          No [  ]

As of October 31, 1999, the number of the registrant's Common Shares of $.01 par value outstanding was 6,632,900.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements(Unaudited)...................................1

      Condensed Consolidated Statements of Operations for the
      Three and Six Month Periods Ended September 30, 1998 and 1999..........2

      Condensed Consolidated Statements of Cash Flows for the
      Six Month Periods Ended September 30, 1998 and 1999....................5

      Notes to Condensed Consolidated Financial Statements...................6

   Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................9

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.................................................15

   Item 2. Changes in Securities and Use of Proceeds.........................15

   Item 6. Exhibits and Reports on Form 8-K..................................16

   Signatures................................................................16


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                         MARCH 31,       SEPTEMBER 30,
ASSETS                                                                     1999             1999
                                                                       --------------------------------
Current assets:
Cash and cash equivalents                                               $2,406,643       $1,960,156
Accounts receivable, net                                                 4,960,510        5,391,313
Prepaid expenses                                                           297,828          293,137
Advances and notes receivable--related parties                              10,843          187,303
Taxes receivable                                                                 -          547,835
Deferred taxes                                                             401,173          436,084
Other current assets                                                       563,615           16,676
                                                                       --------------------------------
Total current assets                                                     8,640,612        8,832,504

Equipment, net                                                           3,677,059        4,276,496
Intangible assets, net                                                  10,180,152        9,872,121
Investment in unconsolidated subsidiary                                    207,754           66,871
Other assets, net                                                          337,005          639,025
                                                                       ================================
Total assets                                                           $23,042,582      $23,687,017
                                                                       ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                   $4,787,040       $5,328,422
Commissions payable                                                      1,066,232          920,307
Current portion of capital lease obligations                               324,166          397,122
Current portion of notes payable                                                 -          190,209
Other current liabilities                                                  328,493          275,475
                                                                       --------------------------------
Total current liabilities                                                6,505,931        7,111,535
Long term portion of capital lease obligations                             789,430          955,880
Long term portion of notes payable                                               -          285,157
Deferred taxes                                                             329,413          471,934
Other long-term obligations                                                133,500          133,500

Commitment and contingencies

Shareholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized;
  1,000 shares issued and outstanding                                           10               10
Common stock, $.01 par value; 20,000,000 shares authorized;
  6,600,000 and 6,632,900 issued and outstanding at March 31, 1999
  and September 30, 1999, respectively                                      66,000           66,329
Additional paid-in capital                                              12,338,843       12,508,762
Retained earnings                                                        2,879,455        2,153,910
                                                                       -----------------------------------
Total shareholders' equity                                              15,284,308       14,729,011
                                                                       ===================================
Total liabilities and shareholders' equity                             $23,042,582      $23,687,017
                                                                       ===================================


                                                       URSUS TELECOM CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)



                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     1998           1999             1998              1999
                                               ----------------------------------------------------------------

Revenues                                          $6,780,942       $9,129,730     $13,248,378       $18,560,177

Cost of revenues                                   4,342,394        5,892,611       8,570,263        12,215,283
                                               ----------------------------------------------------------------

Gross profit                                       2,438,548        3,237,119       4,678,115         6,344,894

Operating expenses:
Commissions                                          868,447          679,897       1,799,120         1,444,890
Selling, general and administrative expenses       1,421,087        2,642,215       2,553,369         5,067,039
Depreciation and amortization                        140,615          405,509         228,904           804,342
                                               ----------------------------------------------------------------
Total operating expenses                           2,430,149        3,727,621       4,581,393         7,316,271
                                               ----------------------------------------------------------------

Operating income (loss)                                8,399         (490,502)         96,722          (971,377)

Other income (expense):
Interest expense                                     (10,102)         (50,962)        (20,452)          (85,790)
Interest income                                      143,166           24,608         231,979            48,985
Write down of investment                                   -                -               -           (75,390)
    Gain on sale of equipment                              -            1,026               -             3,426
                                               -----------------------------------------------------------------
                                                     133,064          (25,328)        211,527          (108,769)
                                               -----------------------------------------------------------------

Income before provision (benefit)
    for income taxes                                 141,463         (515,830)        308,249        (1,080,146)
Provision (benefit) for income taxes                  79,689         (120,136)        155,370          (354,599)
                                               =================================================================
Net income (loss)                                 $   61,774     $   (395,694)     $  152,879       $  (725,547)
                                               =================================================================

Net income per common
   share-basic and dilutive                            $ .01          $ ( .05)          $ .03           $ ( .10)
                                               =================================================================

Weighted average shares outstanding                6,500,000        7,404,000       6,110,497         6,977,454
                                               =================================================================


SEE ACCOMPANYING NOTES.


                                                       URSUS TELECOM CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  1998              1999
                                                                           -------------------------------------
 Operating activities
 Net income (loss)                                                       $     152,879      $   (725,547)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
 Depreciation and amortization                                                 228,904           804,342
 Allowance for doubtful accounts                                               150,863           243,291
 Deferred taxes                                                                      -           107,610
 Gain on sale of equipment                                                           -            (3,426)
 Loss on the sale of investment                                                                   75,390
 Changes in operating assets and liabilities excluding the
   effects of the business acquisition:
 Accounts receivable                                                           547,991          (749,443)
 Prepaid expenses                                                             (126,891)          110,227
 Other current assets                                                          (22,285)          584,544
 Income tax receivable                                                               -          (467,210)
 Accounts payable and accrued expenses                                      (1,529,562)          616,730
 Commissions payable                                                            29,472          (145,925)
 Other current liabilities                                                     (18,152)         (105,753)
                                                                         -------------------------------------
 Net cash provided by (used in) operating activities                          (586,781)          344,830

 Investing activities
 Purchase of equipment                                                        (303,022)         (361,754)
 Increase in advances to related parties                                      (164,658)         (176,460)
 Cash used in the business acquisition, net of cash acquired                (7,484,753)                -
 Increase in other assets                                                      (84,841)         (162,025)
                                                                         -------------------------------------
 Net cash used in investing activities                                      (8,037,274)         (700,239)

 Financing activities
 Repayments of long-term debt                                                        -           (72,852)
 Net proceeds from the sale of common stock                                 12,231,193           170,248
 Repayments on capital leases                                                  (27,184)         (188,474)
                                                                         -------------------------------------
 Net cash provided by (used in) financing activities                        12,204,009           (91,078)
 Effect of foreign exchange rate changes on
   cash and cash equivalents                                                    14,881                 -
                                                                         -------------------------------------
 Net increase (decrease) in cash and cash equivalents                        3,594,835          (446,487)
 Cash and cash equivalents at beginning of period                            1,035,149         2,406,643
                                                                         =====================================
 Cash and cash equivalents at end of period                               $  4,629,984     $    1,960,156
                                                                         =====================================

 Supplemental cash flow  information
 Cash paid for interest                                                   $    20,452      $      85,790
                                                                         =====================================
 Cash paid for income taxes                                               $   156,000      $           -
                                                                         =====================================
 Assets acquired under capital leases and other financing                 $        -       $     942,337
                                                                         =====================================
 Receivable applied as a deposit on acquisition                           $    72,988       $           -
                                                                         =====================================

SEE ACCOMPANYING NOTES.


                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999, as set forth in Form 10-K of Ursus Telecom Corporation (the "Company"), ("Ursus") or ("UTCC"). The results for the three and six month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

On August 19, 1999, we entered into a network agreement with Global Crossing USA Inc. pursuant to which we will purchase a minimum of $30 million of capacity in Global Crossing's fiber optic cable systems over a period of three years.

(3) NET INCOME (LOSS) PER COMMON SHARE

Basic and dilutive net income (loss) per share reflect weighted average common shares outstanding for all periods presented.

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "EARNINGS PER SHARE." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods are presented to conform to the new requirements.

Following is a reconciliation of amounts used in the per share computations:


                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED SEPTEMBER
                                                                         SEPTEMBER 30,                      30,
                                                                ------------------------------------------------------------
                                                                      1998           1999           1998          1999
                                                                ------------------------------------------------------------

Net income (loss)-numerator basic computation                     $  61,774     $  (395,694)     $ 152,879    $ (725,547)
Effect of dilutive securities-None                                        -               -              -             -
                                                                ============================================================
Net income (loss) as adjusted for assumed conversion-numerator
  diluted computation                                             $  61,774      $ (395,694)      $152,879     $(725,547)
                                                                ============================================================

Weighted average shares-denominator basic computation             6,500,000       7,404,000      6,110,497     6,977,454
Effect of dilutive securities-Stock options                               -               -              -             -
                                                                ------------------------------------------------------------

Weighted average shares as adjusted-denominator                   6,500,000       7,404,000      6,110,497     6,977,454
                                                                ============================================================

Net income (loss) per share:
Basic                                                                $ 0.01        $ (0.05)        $ 0.03       $ (0.10)
                                                                ============================================================

Diluted                                                              $ 0.01        $ (0.05)        $ 0.03      $ ( 0.10)
                                                                ============================================================



(4) SEGMENT DISCLOSURES

The Company operates in one single industry segment, the international long distance telecommunications industry. For the three and six months ended September 30, 1998 and 1999, substantially all of the Company's revenues were derived from traffic transmitted through its primary switch facility located in Sunrise, Florida.

(5) COMPREHENSIVE INCOME (LOSS)

The Company has adopted the provisions of SFAS 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130) in 1998 which is required for fiscal years beginning after December 15, 1997. The Statement requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of SFAS 130 has no impact on the Company's results of operations or stockholders' equity. The only component of other comprehensive income (loss) reflected in the Company's balance sheet is foreign currency translation adjustments.

The following is a summary of the components of comprehensive income (loss):



                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED SEPTEMBER
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                  ---------------------------------------------------------
                                                                      1998          1999           1998          1999
                                                                  ---------------------------------------------------------
Net income (loss)                                                 $   61,774    $ (395,694)     $ 152,879    $ (725,547)

Other comprehensive income (loss) net of tax
  foreign currency translation                                        11,772             -         14,881             -
                                                                  ---------------------------------------------------------
Comprehensive income (loss)                                       $   73,546    $ (395,694)      $167,760    $ (725,547)
                                                                  =========================================================


(6) RECLASSIFICATIONS

Certain previous year amounts have been reclassified to conform to the current year presentation.

(7) NOTES PAYABLE

The Company has entered into several vendor financing arrangements to purchase equipment and software. The aggregate amount financed by the Company amounted to $548,218. Such amounts have been financed over a period of one to three years with interest rates of 7.75% to 8.75%. At September 30, 1999, the balance due under these agreements was $475,366 with $190,209 representing the current portion. Pursuant to these agreements, interest and principal is payable monthly and the notes are secured by the equipment.

(8) EQUITY

On April 30, 1999, the Board of Directors granted 150,000 stock purchase warrants (the "Warrants). Pursuant to agreements with the Company, Joseph Charles and Associates was granted Warrants to purchase 50,000 shares of common stock as a retainer to obtain acquisition financing and Continental Capital and Equity Corporation ("Continental") was granted Warrants to purchase 100,000 shares of common stock in return for providing public relation expertise to Ursus. The Warrants granted to Joseph Charles and Associates expire on July 1, 2004 and have an exercise price of $5.00 per share. The Warrants granted to Continental expire on October 14, 2000 and have various exercise prices ranging from $6.00 to $10.00 per share. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the Warrants granted. The estimated fair value of the Warrants granted during the six months ended September 30, 1999 was approximately $29,000 and is included in selling, general and administrative expenses on the accompanying statement of operations.

At September 30, 1999, the Company had a total of 300,000 Warrants outstanding with a weighted average exercise price of $11.27 per share as follows:

                    Warrants           Exercise Price    Expiration Date
                    ------------------ ----------------- ---------------
                    150,000            $15.20            May 18, 2003
                    50,000             $5.00             July 1, 2004
                    20,000             $6.00             See above
                    20,000             $8.00             See above
                    60,000             $10.00            See above
                    ==================
                    300,000
                    ==================


(9) WRITE DOWN OF INVESTMENT IN URSUS TELECOM FRANCE

On July 29, 1999, the Company's subsidiary Ursus Telecom France signed a letter of intent to sell the joint venture for approximately 2.6 million French Francs or approximately $425,000. The final selling price is subject to due diligence by the buyer. The sale will result in an estimated loss of approximately $75,000. Accordingly, a $75,000 write down of the Company's investment has been included in the September 30, 1999 statement of operations. The Company also has agreed to buy a switch from the joint venture, which has an estimated fair market value of $120,000 in exchange for amounts owed to the Company from the joint venture. As of October 31, 1999 the joint venture owed the Comany approximately $135,000.

(10) LEGAL PROCEEDINGS

Access Authority Inc. ("Access"), a wholly owned subsidiary of the company acquired in 1998, is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

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

OVERVIEW

We are a provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including United States originated long distance service and direct-dial international service, typically to small and medium-sized businesses and travelers. We have expanded our geographic coverage in Europe, Japan, Central and South America through our acquisition of Access in September 1998. We intend to continue to capitalize on the increased demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

Our primary service is call reorigination, however, we have increasingly been migrating calls to direct access using internet protocol and other methods. The Company also provides service to other carriers and resellers. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), France, Germany, Japan and New Zealand. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida.

We have also developed an e-commerce site known as theStream.com. Our goal for theStream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site is running on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options such as voice over the Internet
(VOIP), PC to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services. We have completed the first two phases of the project and anticipate that a full marketing effort will begin in December 1999 in connection with the translation of the site into various languages. Currently the site is operating on a test basis, and therefore we have not generated any significant revenue as of the filing of this Form 10-Q. See discussion in "Liquidity and Capital Resources" herein regarding the effects of theStream.com.

OTHER OPERATING DATA

The following information for the three and six months ended September 30, 1999 and 1998 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual report for the year ended March 31, 1999.

The following table sets forth income statement data as a percentage of revenues for the periods indicated:



                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                1998           1999         1998           1999
                                                                ----           ----         ----           ----
Revenues                                                        100.0%         100.0%       100.0%         100.0%
Cost of revenues                                                 64.0           64.5         64.7           65.8
Gross profit                                                     36.0           35.5         35.3           34.2
Operating expenses:
   Commission                                                    12.8            7.5         13.6            7.8
   Selling, general and administrative                           20.9           28.9         19.3           27.3
   Depreciation and amortization                                  2.1            4.4          1.7            4.3
Total operating expenses                                         35.8           40.8         34.6           39.4
Operating income (loss)                                           0.2           (5.3)         0.7           (5.2)
Other (expense) income                                            1.9           (0.3)         1.6           (0.6)
Income (loss) before income taxes                                 2.1           (5.6)         2.3           (5.8)
Net income                                                        0.9           (4.3)         1.2           (3.9)
EBITDA(1)                                                         2.2           (0.9)         2.5           (1.3)


(1) As used herein "EBITDA" consists of earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used in the telecommunications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles, is not necessarily comparable to similarly titled measures of other companies and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

REVENUES. Revenues increased $2.3 million (34.6%) from $6.8 million for the three months ended September 30, 1998 to $9.1 million for the three months ended September 30, 1999. The revenue attributable to the Access acquisition amounted to $5.7 million for the three months ended September 30, 1999. Our consolidated company had a 17.4 million minute increase during this period over the same period last year, all of which is attributable to the acquisition of Access. Revenue per minute declined from $0.65 per minute to $0.33 per minute over this period resulting from the lower per minute rates generated by Access and an industry wide decrease in revenues per minute. The decrease in revenue per minute is consistent with our entry into the more mature markets of Germany and Japan and with increased wholesale sales, which traditionally generate lower revenue per minute.

COST OF REVENUES. Cost of revenues increased $1.6 million (35.7%), from $4.3 million for the three months ended September 30, 1998 to $5.9 million for the three months ended September 30, 1999. Cost of revenues as a percentage of sales increased from 64.0% to 64.5%. This increase in our costs is directly attributable to the increased revenue associated with the acquisition of Access. We have been able to hold costs down as a percentage of revenue despite a 229% increase in wholesale sales, which typically generate lower margins and thus a higher cost for every revenue dollar. We have accomplished this primarily as a result of declining carrier cost per minute, aggressive negotiation with carriers, volume discounts and the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $0.8 million (32.7%) from $2.4 million for the three months ended September 30, 1998 to $3.2 million for the three months ended September 30, 1999. As a percentage of revenue, gross profit decreased 1.4% from 36.0% during the three months ended September 30, 1998 to 35.5% for the three months ended September 30, 1999. Gross profit increased due to the Access acquisition, but decreased as a percentage of revenue as result of the increase in wholesale revenue generated by Access. The decreased margins were offset by a reduction in carrier costs as a percentage of revenue because the number of minutes we purchased tripled and thereby increased our volume-based carrier discounts. For the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 average cost per minute has decreased 50.0% or an average of $0.21 per minute.

OPERATING EXPENSES. Operating expenses increased $1.3 million (53.4%) from $2.4 million for the three months ended September 30, 1998 to $3.7 million for the three months ended September 30, 1999. The increase was due primarily to the acquisition of Access which added $1.5 million in operating expenses during the quarter. As a percentage of revenues, selling, general and administrative expenses increased 38.3% from 20.9% to 28.9%. We have aggressively expanded our personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of our expansion plans.

Depreciation and amortization expense increased approximately $265,000 (188.4%) from approximately $141,000 for the three months ended September 30, 1998 to approximately $406,000 for the three months ended September 30, 1999 as a result of expansion of our infrastructure in connection with its expansion plans. In addition, the acquisition of Access increased the amount of depreciable fixed assets and resulted in approximately $129,000 in amortization expense on the intangibles.

OPERATING INCOME (LOSS). Operating income (loss) decreased from approximately $8,400 in income for the three months ended September 30, 1998 to a loss of approximately $491,000 for the three months ended September 30, 1999 primarily as a result of a 85.9% increase in selling, general and administrative expenses, a 188.4% increase in depreciation and a 1.4% decrease in gross profit margins, as described above.

NET INCOME (LOSS). As a result of all of the foregoing factors, and in light of our strategic decision to increase our gross revenues and market share through price reductions, our net income decreased approximately $458,000 from net income of approximately $62,000 of income for the three months ended September 30, 1998 to a net loss of approximately $396,000 for the three months ended September 30, 1999.

EBITDA. EBITDA decreased approximately $233,000 from approximately 149,000 for the three months ended September 30, 1998, to a EBITDA loss of approximately $84,000 for the three months ended September 30, 1999, as a result of the foregoing factors.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

REVENUES. Revenues increased $5.4 million (40.1%) from $13.2 million for the six months ended September 30, 1998 to $18.6 million for the six months ended September 30, 1999. The revenue attributable to the Access acquisition amounted to $11.6 million for the six months ended September 30, 1999. Our consolidated company had a 36.4 million minute increase during this period over the same period last year, all of which was attributable to the acquisition of Access. Revenue per minute declined from $0.73 per minute to $0.34 per minute over this period resulting from the lower per minute rates generated by Access and an industry wide decrease in revenues per minute. The decrease in revenue per minute is consistent with our entry into the more mature markets of Germany and Japan and with increased wholesale sales, which traditionally generate lower revenue per minute.

COST OF REVENUES. Cost of revenues increased $3.6 million (42.5%), from $8.6 million for the six months ended September 30, 1998 to $12.2 million for the six months ended September 30, 1999. Cost of revenues as a percentage of sales increased from 64.7% to 65.8%. This increase in our costs is directly attributable to the increased revenue associated with the acquisition of Access. We have been able to hold costs down as a percentage of revenue despite a 396.2% increase in wholesale sales, which typically generate lower margins and thus a higher cost for every revenue dollar. We have accomplished this primarily as a result of declining carrier cost per minute, aggressive negotiation with carriers, volume discounts and the use of advanced least cost routing techniques.

GROSS PROFIT. Gross profit increased $1.6 million (35.6%) from $4.7 million for the six months ended September 30, 1998 to $6.3 million for the six months ended September 30, 1999. As a percentage of revenue, gross profit decreased 3.1% from 35.3% during the six months ended September 30, 1998 to 34.2% for the six months ended September 30, 1999. Gross profit increased due to the Access acquisition, but decreased as a percentage of revenue as result of the increase in wholesale revenue generated by Access. The decreased margins were offset by a reduction in carrier costs as a percentage of revenue because the number of minutes we purchased tripled and thereby increased our volume-based carrier discounts. For the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 average cost per minute has decreased 53.2% or an average of $0.25 per minute.

OPERATING EXPENSES. Operating expenses increased $2.7 million (59.7%) from $4.6 million for the six months ended September 30, 1998 to $7.3 million for the six months ended September 30, 1999. The increase was due primarily to the acquisition of Access which added $3.0 million in operating expenses during the quarter. As a percentage of revenues, selling, general and administrative expenses increased 41.4% from 19.3% to 27.3%. We have aggressively expanded our personnel and infrastructure in anticipation of increased traffic and revenues through the implementation of our expansion plans.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $575,000 (251.4%) from approximately $229,000 for the six months ended September 30, 1998 to approximately $804,000 for the six months ended September 30, 1999 as a result of the expansion of our infrastructure in connection with the expansion plans. In addition, the acquisition of Access increased the amount of depreciable fixed assets and resulted in approximately $258,000 in amortization expense on the intangibles.

OPERATING INCOME (LOSS). Operating income (loss) decreased from approximately $97,000 in income for the six months ended September 30, 1998 to a loss of approximately $971,000 for the six months ended September 30, 1999 primarily as a result of a 98.4% increase in selling, general and administrative expenses, a 251.4% increase in depreciation and a 3.1% decrease in gross profit margins as described above.

NET INCOME (LOSS). As a result of all of the foregoing factors, and in light of our strategic decision to increase our gross revenues and market share through price reductions, our net income decreased approximately $879,000 from net income of approximately $153,000 of income for the six months ended September 30, 1998 to a net loss of approximately $726,000 for the six months ended September 30, 1999. Net income has also been impacted by the sale of our subsidiary in France, which amounted to approximately $75,000 for the six months ended September 30, 1999.

EBITDA. EBITDA decreased approximately $568,000 from approximately $329,000 for the six months ended September 30, 1998, to a EBITDA loss of approximately $239,000 for the six months ended September 30, 1999, as a result of the foregoing factors.

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

Net cash provided by operating activities was approximately $345,000 for the six months ended September 30, 1999 as compared to net cash used in operating activities of $587,000 for the same period last year. The net cash provided by operating activities in the first quarter ended September 30, 1999 increased as a result of improved timing of vendor payment to coincide with collections from customers offset by a decrease in net income.

Net cash used in investing activities was approximately $700,000 for the six months ended September 30, 1999 and approximately $8.0 million for the six months ended September 30, 1998. The decrease was caused by the acquisition of Access in the six months ended September 30, 1998.

Net cash used in financing activities was approximately $91,000 for the six months ended September 30, 1999 which reflects lease and note payments offset by the sale of common stock due to stock option exercises. For the six months ended September 30, 1998 cash provided by financing activities was $12.2 million which reflects the result of the Company's initial public offering, which after the expenses of such offering accounted for an increase in cash of approximately $11.6 million. As of September 30, 1999 approximately $1.3 million of the proceeds remain.

The Company expects that the remaining proceeds from the offering, together with internally generated funds, will provide sufficient funds for the Company to expand its business as planned and to fund anticipated growth for the next 6 to 9 months. Based on our current business model, we are actively seeking equity or other financing to support our increased capital requirements, that have increased primarily because of the Company's continuing development of theStream.com. However, the amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of the Offering, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned.

In order to provide flexibility for potential acquisition and network expansion opportunities, the Company has and will continue to seek financing arrangements with vendors or other financial institutions. Other future sources of capital for the Company could include public and private debt, including high yield debt offerings, equity financing and lease lines. There can be no assurance that any such sources of financing will be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such a financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally. In addition equity financing will increase dilution and thus affect earnings per share to the common share holder.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

RISKS ASSOCIATED WITH THE YEAR 2000

OVERVIEW

The impact of the Year 2000, which has been widely reported in the media, could cause malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. We have completed an evaluation of all our systems and found that most of the computer systems, software and database which are proprietary to Ursus are Year 2000 ready. We are currently in the final stages of testing our mission critical equipment which includes our switches and other telephony equipment. We have also evaluated third party business entities with which we are engaged in business or for which we provide service to determine if there will be any unexpected interruptions. We have requested representations from these third parties as to whether or not they anticipate any difficulties in addressing Year 2000 problems and, if so, whether or not we would be adversely affected by any of such problems. We have substantially completed this process.

We also have obtained representations from the manufacturer of the telephony switches that they are Year 2000 ready. As these switches are critical to us, they also have been tested internally and found to be Year 2000 ready. Our billing system, which was scheduled for an upgrade for operational reasons has been upgraded to a Year 2000 ready version. We have received assurances from other software and equipment manufactures that their hardware and software are Year 2000 ready.

COSTS

Costs thus far have been immaterial to correct Year 2000 non-compliance. Our management has determined that costs to complete our Year 2000 readiness project will be immaterial. However, until such time as we attain 100% readiness status, the full impact of the Year 2000 is not known. As a result, the impact on our business, results of operations and financial condition cannot be assessed with certainty.

RISKS

We believe that we will complete our goal of 100% readiness before December 31, 1999. Consequently, we do not believe that the Year 2000 problem will have a material adverse effect on our business, cash flows, or results of operations. However, if we do not achieve readiness prior to December 31, 1999, if management's plan fails to identify and remedy all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, our results of operations or financial condition could be materially and adversely affected.

CONTINGENCY PLANS

We have developed appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 noncompliance, if any. If we are required to implement our contingency plans, the cost of Year 2000 readiness may be greater than the amount referenced above and there can be no assurance that these plans will be adequate.

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

ITEM 1: LEGAL PROCEEDINGS.

Access is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

In February 1998, Access filed an action against Alley in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counter-claimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

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


Net proceeds to Ursus from the offering, after deducting the total expenses of such offering, were approximately $11.7 million. In connection with the acquisition of Access, we utilized $8.1 million, representing the purchase price plus the costs of the transaction. In addition, we have utilized approximately $0.3 million for the Starcom acquisition and $2.0 million for working capital purposes. Consequently, approximately $1.3 million of the net proceeds of such offering remain as of September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (i) Exhibit 10 -- Global Crossing Network Agreement between Global Crossing USA Inc. and Ursus Telecom corporation, dated as of July 30, 1999 ("Network Agreement") (incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 1999).

    (ii) Exhibit 27 -- Financial Data Schedule

(b) Reports on Form 8-K -- Current Report on Form 8-K filed on Aaugust 19, 1999 with respect to the Network Agreement.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       URSUS TELECOM CORPORATION


                                       By: /S/ JOHANNES SEEFRIED
                                           -----------------------------
                                           Johannes S. Seefried
                                           Chief Financial Officer
                                           and authorized officer of registrant


Dated:   NOVEMBER 15, 1999

                                  EXHIBIT INDEX



EXHIBIT
NUMBER
--------

 10*+ Global Crossing Agreement, dated as of July 19, 1999, between Global Crossing USA Inc. and Ursus Telecom Corporation

 27**     Financial Data Schedule


*    Incorporated herein by reference.
**   Filed herewith.
+ Confidential treatment has been requested with respect to portions of the agreement indicated. A complete copy of this agreement, including the redacted items, has been filed separately with the Securities and Exchange Commission.