Form 10-Q
period 1999-12-31
URSUS TELECOM CORP
filed 2000-02-14
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  [X]          No [ ]


As of February 14, 2000, the number of the registrant's Common Shares of $.01 par value outstanding was 6,777,100.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION................................................3
   Item 1. Financial Statements (Unaudited)...................................3
      Condensed Consolidated Balance Sheets
        as of March 31, 1999 and September 30, 1999...........................3
      Condensed Consolidated Statements of Operations for the
        Three and Nine Month Periods Ended
        December 31, 1998 and 1999............................................4
      Condensed Consolidated Statements of Cash Flows for the
        Nine Month Periods Ended December 31, 1998 and 1999...................5
      Notes to Condensed Consolidated Financial Statements....................6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................9
   Item 3. Quantitative and Qualitative Disclosures
           about Market Risk.................................................14
PART II. OTHER INFORMATION...................................................15
   Item 1. Legal Proceedings.................................................15
   Item 2. Changes in Securities and use of Proceeds.........................16
   Item 6. Exhibits and Reports on form 8-K..................................15
   Signatures................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             MARCH 31,        December 31,
ASSETS                                         1999              1999
                                         ------------------------------------
Current assets:
Cash and cash equivalents                    $2,406,643        $1,843,847
Accounts receivable, net                      4,960,510         4,335,096
Prepaid expenses                                297,828           349,763
Advances and notes receivable
  --related parties                              10,843           202,690
Taxes receivable                                     -            777,571
Deferred taxes                                  401,173         1,000,179
Other current assets                            563,615           105,748
                                         ------------------------------------
Total current assets                          8,640,612         8,614,894

Equipment, net                                3,677,059         4,268,416
Intangible assets, net                       10,180,152         9,745,974
Investment in unconsolidated subsidiary         207,754            66,871
Internal use software, net                      137,196           617,496
Other assets, net                               199,809           100,862
                                         ------------------------------------
Total assets                                $23,042,582       $23,414,513
                                         ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses        $4,787,040        $5,325,089
Commissions payable                           1,066,232           999,731
Current portion of capital lease obligations    324,166           418,432
Current portion of notes payable                     -            167,124
Other current liabilities                       328,493           205,338
                                         ------------------------------------
Total current liabilities                     6,505,931         7,115,714
Long term portion of capital lease obligations  789,430           847,864
Long term portion of notes payable                   -            244,631
Deferred taxes                                  329,413           940,516
Other long-term obligations                     133,500           133,500

Commitment and contingencies

Shareholders' equity:
Preferred stock, $.01 par value,
  1,000,000 shares authorized;
         1,000 shares issued and outstanding         10                10
Common stock, $.01 par value;
  20,000,000  shares authorized;
         6,600,000 and 6,776,500 issued and
         outstanding at March 31, 1999
         and December 31, 1999,
         respectively                            66,000            67,765
Additional paid-in capital                   12,338,843        13,575,926
Retained earnings                             2,879,455           488,587
                                         ------------------------------------
Total shareholders' equity                   15,284,308        14,132,289
                                         ------------------------------------
Total liabilities and shareholders'
  equity                                    $23,042,582       $23,414,513
                                         ====================================

                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                Nine Months Ended
                                                            DECEMBER 31,                     December 31,

                                                      1998            1999            1998              1999
                                                  -------------------------------------------------------------------

Revenues                                          $11,038,459     $7,239,299      $24,342,899      $25,799,476

Cost of revenues                                    7,042,150      5,106,902       15,667,530       17,322,185
                                                  -------------------------------------------------------------------

Gross profit                                        3,996,309      2,132,397        8,675,369        8,477,291

Operating expenses:
   Commissions                                      1,004,052        629,735        2,803,169        2,074,625
   Selling, general and administrative              2,472,321      3,089,978        5,025,665        8,157,017
     expenses
   Depreciation and amortization                      339,683        416,150          569,557        1,220,492
                                                  -------------------------------------------------------------------
Total operating expenses                            3,816,056      4,135,863        8,398,391       11,452,134
                                                  -------------------------------------------------------------------

Operating income (loss)                               180,253     (2,003,466)         276,978       (2,974,843)

Other income (expense):
   Interest expense                                   (11,417)       (48,407)        (31,869)         (134,196)
   Interest income                                     41,987         36,259         273,966            85,244
   Gain (loss) on sale of equipment                    (3,244)         1,650          (3,244)            3,426

   Write down of investment                                -              -               -            (75,390)

   Other                                                   -                              -              1,649
                                                  -------------------------------------------------------------------
                                                       27,326        (10,498)        238,853          (119,267)
                                                  -------------------------------------------------------------------

Income (loss) before provision
   (benefit) for income taxes                         207,579     (2,013,964)        515,830        (3,094,110)
Provision  (benefit) for income taxes                 192,610       (348,642)        347,980          (703,242)
                                                  -------------------------------------------------------------------
Net income (loss)                                 $    14,969    $(1,665,322)       $167,850       $(2,390,868)
                                                  ===================================================================

Net income (loss) per common
    share-basic and dilutive                             $.00          $(.21)           $.03             $(.32)
                                                  ===================================================================

Weighted average shares outstanding                 6,512,500      7,750,327       6,199,407         7,365,935
                                                  ===================================================================

SEE ACCOMPANYING NOTES.



                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         1998           1999
                                                                ------------------------------------
Operating activities
Net income (loss)                                                       $167,850     $(2,390,868)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Depreciation and amortization                                            569,557       1,220,492
Allowance for doubtful accounts                                           80,281         314,082
Deferred taxes                                                            17,173          12,096
Loss (gain) on sale of equipment                                           3,244          (3,426)
Loss on the sale of investment                                               -            75,390
Changes in operating assets and liabilities excluding the
  effects of the business acquisition:
 Accounts receivable                                                     554,771         235,982
 Prepaid expenses                                                         63,679         (51,935)
 Other current assets                                                     86,530         354,590
 Income tax receivable                                                       -          (749,682)
 Accounts payable and accrued expenses                                (2,878,205)        613,396
 Commissions payable                                                      31,160         (66,501)
 Other current liabilities                                                87,604        (123,153)
                                                                ------------------------------------
Net cash used in operating activities                                 (1,216,356)       (559,537)

INVESTING ACTIVITIES
Purchase of equipment                                                   (527,116)       (322,746)
Increase in advances to related parties                                  (23,688)       (191,847)
Cash used in the business acquisition, net of cash acquired           (7,484,753)            -
Increase in other assets                                                (447,520)       (325,872)
                                                                ------------------------------------
Net cash used in investing activities                                 (8,483,077)       (840,465)

FINANCING ACTIVITIES
Repayments of long-term debt                                                 -          (136,462)
Net proceeds from the sale of common stock                            12,225,722       1,238,848
Repayments on capital leases                                             (57,140)       (265,180)
                                                                ------------------------------------
Net cash provided by financing activities                             12,168,582         837,206
Effect of foreign exchange rate changes on
  cash and cash equivalents                                               15,328             -
                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                   2,484,477        (562,796)
Cash and cash equivalents at beginning of period                       1,035,149       2,406,643
                                                                ------------------------------------
Cash and cash equivalents at end of period                            $3,519,626      $1,843,847
                                                                ====================================

Supplemental cash flow  information
Cash paid for interest                                                   $31,869        $134,196
                                                                ====================================
Cash paid for income taxes                                              $156,000             -
                                                                ====================================
Assets acquired under capital leases and other financing                $647,031        $966,098
                                                                ====================================
Receivable applied as a deposit on acquisition                          $321,059             -
                                                                ====================================

SEE ACCOMPANYING NOTES.


                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 1999, as set forth in Form 10-K of Ursus Telecom Corporation (the "Company," "Ursus" or "UTCC"). The results for the three and nine month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

(3) NET INCOME (LOSS) PER COMMON SHARE

Basic and dilutive net income (loss) per share reflects weighted average common shares outstanding for all periods presented.

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


The following is a reconciliation of amounts used in the per share computations:

                                                                       THREE MONTHS ENDED             Nine Months Ended
                                                                          DECEMBER 31,                   December 31,
                                                                 ------------------------------------------------------------
                                                                      1998            1999           1998           1999
                                                                 ------------------------------------------------------------

Net income (loss)-numerator basic computation                       $14,969       $(1,665,322)     $167,850     $(2,390,868)
Effect of dilutive securities-None                                     -               -               -              -
                                                                 ------------------------------------------------------------
Net income (loss) as adjusted for assumed
conversion-numerator diluted computation                            $14,969       $(1,665,322)     $167,850     $(2,390,868)
                                                                 ============================================================

Weighted average shares-denominator basic                         6,512,500         7,750,327     6,199,407       7,365,935
 computation
Effect of dilutive securities-none                                     -               -               -              -
                                                                 ------------------------------------------------------------

Weighted average shares as adjusted-denominator                   6,512,500         7,750,327     6,199,407       7,365,935
                                                                 ============================================================

Net income (loss) per share:
Basic                                                               $(0.00)           $(.21)         $0.03          $(.32)
                                                                 ============================================================

Diluted                                                             $(0.00)           $(.21)         $0.03          $(.32)
                                                                 ============================================================


(4) SEGMENT DISCLOSURES

The Company operates in one single industry segment, the international long distance telecommunications industry. For the three and nine months ended December 31, 1998 and 1999, substantially all of the Company's revenues were derived from traffic transmitted through its primary switch facility located in Sunrise, Florida.

(5) COMPREHENSIVE INCOME (LOSS)


The following is a summary of the components of comprehensive income (loss):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,
                                                -------------------------------------------------------------------
                                                    1998              1999            1998             1999
                                                -------------------------------------------------------------------
Net income (loss)                                 $14,969       $(1,665,322)        $167,850       $(2,390,868)

Other comprehensive income (loss)
  foreign currency translation, net of tax            447             -               15,328             -
                                                -------------------------------------------------------------------
Comprehensive income (loss)                       $15,416       $(1,665,322)        $183,178       $(2,390,868)
                                                ===================================================================



(6) RECLASSIFICATIONS

Certain previous period amounts have been reclassified to conform to the current period's presentation.

(7) INTERNAL USE SOFTWARE

The Company capitalizes software costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." Capitalization begins when the implementation stage has begun and ends when the software is placed in service. Amortization of capitalized software is provided using the straight-line method over the software's estimated useful life. As of December 31, 1999, the Company has capitalized $635,138 of costs. For the three and nine month period ended December 31, 1999, amortization expense was $17,642. There was no amortization during the prior year as the software had not yet been placed in service.

(8) NOTES PAYABLE

The Company has entered into several vendor financing arrangements to purchase equipment and software. The aggregate amount financed by the Company amounted to $548,218. Such amounts have been financed over a period of one to three years with interest rates of 7.75% to 8.75%. At December 31, 1999, the balance due under these agreements was $390,271 with $145,640 representing the current portion. Pursuant to these agreements, interest and principal is payable monthly and the notes are secured by the equipment.

(9) EQUITY

On April 30, 1999, the Board of Directors granted 150,000 stock purchase warrants (the "Warrants"). Pursuant to agreements with the Company, Joseph Charles and Associates was granted Warrants to purchase 50,000 shares of common stock as a retainer to obtain acquisition financing and Continental Capital and Equity Corporation ("Continental") was granted Warrants to purchase 100,000 shares of common stock in return for providing public relation expertise to Ursus. The Warrants granted to Joseph Charles and Associates expire on July 1, 2004 and have an exercise price of $5.00 per share. The Warrants granted to Continental expire on October 14, 2000 and have various exercise prices ranging from $6.00 to $10.00 per share. The Company uses the Black-Scholes option pricing model to determine the estimated fair value of the Warrants granted. The estimated fair value of the Warrants granted during the nine months ended December 31, 1999 was approximately $29,000 and is included in selling, general and administrative expenses on the accompanying statement of operations.

At December 31, 1999, the Company had a total of 190,000 Warrants outstanding with a weighted average exercise price of $13.05 per share as follows:


                                      Weighted Average           Number of
                                       Exercise Prices            Warrants
                                       ----------------------------------------
Outstanding at March 31, 1999              $15.20                  150,000
  Granted                                    7.53                  150,000
  Exercised                                  8.45                  110,000
                                       ----------------------------------------
Outstanding at December 31, 1999           $13.05                  190,000
                                       ========================================

Stock option activity for the nine months ended December 31, 1999 under the Company's Stock Incentive Plan is shown below:

                                      Weighted Average           Number of
                                       Exercise Prices            Shares
                                       ----------------------------------------
Outstanding at March 31, 1999               $ 7.83                 762,500
  Granted                                    11.88                 168,500
  Exercised                                   4.24                  66,500
                                       ----------------------------------------
Outstanding at December 31, 1999            $ 9.27                 864,500
                                       ========================================

As of December 31, 1999, 671,000 options were exercisable under the Stock Incentive Plan.

(10) WRITE DOWN OF INVESTMENT IN URSUS TELECOM FRANCE

On July 29, 1999, the Company's subsidiary Ursus Telecom France signed a letter of intent to sell the joint venture for approximately 2.6 million French Francs or approximately $425,000. The final selling price is subject to due diligence by the buyer. The sale will result in an estimated loss of approximately $75,000. Accordingly, a $75,000 write down of the Company's investment has been included in the December 31, 1999 statement of operations. The Company also has agreed to buy a switch from the joint venture, which has an estimated fair market value of $120,000 as a partial payment of amounts owed to the Company from the joint venture. As of December 31, 1999, the joint venture owed the Company approximately $150,000.

(11) LEGAL PROCEEDINGS

Access Authority Inc. ("Access"), a wholly-owned subsidiary of the Company acquired in 1998, is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

In February 1998, Access filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley") in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counter-claimed for breach of contract and quantum merit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

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

(12) SUBSEQUENT EVENT

On February 10, 2000, the Company entered into a purchase agreement to sell 615,115 shares of the Company's common stock for $7 million to an institutional group of investors. The net proceeds to the Company after deducting expenses is expected to be $6.6 million and is expected to close on February 15, 2000. The Company also granted the investors 279,998 five year warrants to buy common stock at $15.3956 per share. The Company has provided the investors with certain anti-dilution protections for a maximum of 30 months with respect to the shares sold and warrants issued. However, except for the warrents, the anti-dilution protection period will end the completion of a firm commitment underwritten primary public offering of stock during calendar year 2000. Under the terms of the anti-dilution clause, the investors would receive a share price adjustment in the event of a subsequent issuance of common stock at a price which is less than the price they paid. Existing employee stock options, warrants and certain other future issuances as defined in the purchase agreement would be excluded from the antidilution adjustment.

In connection with the sale, the Company entered into a registration rights agreement with the investors which provides for the registration of the common stock and the common stock underlying the warrants with the SEC.

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

We are a provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including United States originated long distance service direct-dial international service, Internet telephony and voice over the Internet protocol ("VOIP") typically to small and medium-sized businesses and travelers. We have expanded our geographic coverage in Europe, Japan, Central and South America through our acquisition of Access Authority, Inc. ("Access") in September 1998. We intend to continue to capitalize on the increased demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

Our primary service is call reorigination; however, we have increasingly been migrating calls to direct access using internet protocol and other methods. The Company also provides service to other carriers and resellers. The Company's retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Germany, Japan and New Zealand. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida.

We have also developed an e-commerce site known as theStream.com. Our goal for theStream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site is running on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options such as voice over the Internet, PC to phone, phone to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services. We have completed the first two phases of the project and anticipate that a full marketing effort will begin by March 2000 in connection with the translation of the site into various languages. Currently the site is operating without strong marketing support, and therefore we have not generated significant revenues as of the filing of this Form 10-Q. See discussion in "Liquidity and Capital Resources" herein regarding the effects of theStream.com.


OTHER OPERATING DATA

The following information for the three and nine months ended December 31, 1999 and 1998 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual report for the year ended March 31, 1999.

The following table sets forth income statement data as a percentage of revenues for the periods indicated:


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              DECEMBER 31,                     DECEMBER 31,

                                                          1998            1999            1998           1999
                                                          ----            ----            ----           ----
Revenues                                                 100.0%           100.0%         100.0%         100.0%
Cost of revenues                                          63.8             70.5           64.4           67.1
Gross profit                                              36.2             29.5           35.6           32.9
Operating expenses:
   Commission                                              9.1              8.7           11.5            8.1
   Selling, general and administrative                    22.4             42.7           20.7           31.6
   Depreciation and amortization                           3.1              5.7            2.3            4.7
Total operating expenses                                  34.6             57.1           34.5           44.4
Operating income                                           1.6            (27.6)           1.1          (11.5)
Other (expense) income                                     0.3             (0.2)           1.0           (0.5)
Income before income taxes                                 1.9            (27.8)           2.1          (12.0)
Net income                                                 0.1            (23.0)           0.7           (9.3)
EBITDA(1)                                                  4.7            (21.9)           3.5           (7.1)



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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998:

REVENUES. Revenues decreased $3.8 million (34.4%) from $11.0 million for the three months ended December 31, 1998 to $7.2 million for the three months ended December 31, 1999. The decrease is primarily attributable to the lowering of our retail and wholesale per minute rates in order to remain competitive and our gradual exit from markets such as Russia, Ecuador and Lebanon. In addition, wholesale and U.S. Armed Forces personnel traffic, which generate a lower revenue per minute rate, became a larger percentage of our revenue during the quarter due to a seasonal decline in revenue from our overall retail base. As a result, revenue per minute declined from $0.41 per minute for the three months ended December 31, 1998 to $0.25 per minute for the three months ended December 31, 1999. This significant decrease in revenue per minute was partially offset by an increase in minutes sold from 26.7 million during the three months ended December 31, 1998 to 28.9 million minutes for the same period in 1999 or a 8.3% increase.

COST OF REVENUES. Cost of revenues decreased $1.9 million (27.4%), from $7.0 million for the three months ended December 31, 1998 to $5.1 million for the three months ended December 31, 1999. The lower cost of revenues is due to our decrease in revenues and is also attributable to the industry wide trend towards lower prices. Cost of revenues as a percentage of revenues increased from 63.8% to 70.5%. As a percentage of revenue cost of revenues increased due to the higher percentage of wholesale and U.S. Armed Forces personnel traffic to our total traffic mix, which historically has generated lower margins as compared to our overall retail base. We were also impacted by larger volumes of cellular phone traffic which also tend to generate lower margins in certain geographic areas.

GROSS PROFIT. Gross profit decreased $1.9 million (46.6%) from $4.0 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999. As a percentage of revenue, gross profit decreased from 36.2% during the three months ended December 31, 1998 to 29.5% for the three months ended December 31, 1999. The decrease as a percentage of revenue was the result of the increase in wholesale and U.S. Armed Forces personnel revenue. The margin decrease was somewhat offset by a continued decrease in carrier and circuit costs for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The decrease in average cost per minute was 30.8% or an average of $0.08 per minute.

OPERATING EXPENSES. Operating expenses increased $0.3 million (8.4%) from $3.8 million for the three months ended December 31, 1998 to $4.1 million for the three months ended December 31, 1999. The increase was due primarily to increased costs associated with the expansion of theStream.com and the costs to migrate traffic to Internet protocol (IP) telephony. As a percentage of revenues, selling, general and administrative expenses, including commisson expenses increased from 31.5% to 51.4%. This increase was primarily due to the decrease in revenues.

Depreciation and amortization expense increased approximately $76,000 (22.6%) from approximately $340,000 for the three months ended December 31, 1998 to approximately $416,000 for the three months ended December 31, 1999 mainly as a result of the expansion of the theStream.com and the deployment of Internet protocol (IP) telephony equipment.

OPERATING INCOME (LOSS). Operating income (loss) decreased from approximately $180,000 for the three months ended December 31, 1998 to a loss of approximately $2.0 million for the three months ended December 31, 1999 primarily as a result of a the 34.4% decrease in revenues and the decrease in gross profit margins, as described above.

NET INCOME (LOSS). As a result of all of the foregoing factors, and in light of our strategic decision to increase our minutes through price reductions and to accelerate our traffic migration to an Internet protocol (IP) based telephony network and for funding the development of theStream.com telephony website, our net income decreased approximately $1.7 million from net income of approximately $15,000 for the three months ended December 31, 1998 to a net loss of approximately $1.7 million for the three months ended December 31, 1999.

EBITDA. EBITDA decreased approximately $2.1 million from approximately $0.5 million for the three months ended December 31, 1998, to an EBITDA loss of approximately $1.6 million for the three months ended December 31, 1999, as a result of the foregoing factors.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998:

REVENUES. Revenues increased $1.5 million (6.0%) from $24.3 million for the nine months ended December 31, 1998 to $25.8 million for the nine months ended December 31, 1999. The revenue increase during that period is primarily attributable to the Access acquisition in September 1998. Minutes sold increased 86.1% to 83.4 million from 44.8 million the prior year. This increase was also attributable to the Access acquisition; however, this increase was offset by a decline in revenue per minute of 42.6% or $0.23 from an average of $0.54 to $0.31. Revenue per minute declined due to the lower per minute rates generated by Access and an industry wide decrease in revenues per minute. The decrease in revenue per minute is consistent with our entry into the more mature markets of Germany and Japan and with increased wholesale sales, which traditionally generate lower revenue per minute and the decision to gradually leave the high risk, but historically high margin markets of Russia, Ecuador and Lebanon.

COST OF REVENUES. Cost of revenues increased $1.7 million (10.6%), from $15.7 million for the nine months ended December 31, 1998 to $17.3 million for the nine months ended December 31, 1999. Cost of revenues as a percentage of sales increased from 64.4% to 67.1%. This increase in our costs is directly attributable to the increased revenue associated with the acquisition of Access. As a percentage of revenue cost of revenues increased due to the higher percentage of wholesale and U.S. Armed Forces personnel traffic to our total traffic mix, which generates lower margins as compared to our overall retail base.

GROSS PROFIT. Gross profit decreased $0.2 million (2.3%) from $8.7 million for the nine months ended December 31, 1998 to $8.5 million for the nine months ended December 31, 1999. As a percentage of revenue, gross profit decreased from 35.6% during the nine months ended December 31, 1998 to 32.9% for the nine months ended December 31, 1999. Gross profit decreased as a percentage of revenue as result of the increase in wholesale revenue generated by Access. The increase of wholesale traffic and low margin U.S. Armed Forces personnel traffic resulted in decreased margins. The lower margins were partially offset by a reduction in carrier costs as a percentage of revenue because the number of minutes we purchased more than tripled, thereby increasing our volume-based carrier discounts. For the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 average cost per minute has decreased 40.0% or an average of $0.14 per minute.

OPERATING EXPENSES. Operating expenses increased $3.1 million (36.4%) from $8.4 million for the nine months ended December 31, 1998 to $11.5 million for the nine months ended December 31, 1999. The increase was due primarily to the additional personnel and overhead expenses associated with the acquisition of Access, the continued development of theStream.com and the costs to migrate traffic to Internet protocol (IP) telephony. As a percentage of revenue, selling, general and administrative expenses including commissions increased from 32.2% to 39.7%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $0.6 million (114.3%) from approximately $0.6 million for the nine months ended December 31, 1998 to approximately $1.2 million for the nine months ended December 31, 1999, primarily as a result of the expansion of our infrastructure in connection with our internet and VOIP projects. In addition, the acquisition of Access increased the amount of depreciable fixed assets and resulted in approximately $434,000 in amortization expense on the intangibles.

OPERATING INCOME (LOSS). Operating income (loss) decreased from approximately $277,000 in income for the nine months ended December 31, 1998 to a loss of approximately $3.0 million for the nine months ended December 31, 1999, primarily as a result of a 36.4% increase in operating expenses, a 2.7% decrease in gross profit margins and a 6.0% increase in revenues as described above.

NET INCOME (LOSS). As a result of all of the foregoing factors, and in light of our strategic decision to increase our market share through price reductions and due to increases expenses associated with our acceleration of our presence in the Internet protocol (IP) and Voice over the Internet (VOIP) markets, as well as the continued development of theStream.com, our net income decreased approximately by $2.6 million from net income of approximately $0.2 million for the nine months ended December 31, 1998 to a net loss of approximately $2.4 for the nine months ended December 31, 1999.

EBITDA. EBITDA decreased approximately $2.6 million from approximately $0.8 million for the nine months ended December 31, 1998, to a EBITDA loss of approximately $1.8 milloin for the nine months ended December 31, 1999, primarily as a result of a decrease in revenue per minute resulting in lower gross margins and increased operating expenses principally due to additional expenditures relating to theStream.com and our VOIP initiaives.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and circuits, the continued development of theStream.com and working capital requirements. Historically, the Company's capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by its majority shareholder, capital leases and vendor financing agreements and the sale of common stock.

Net cash used by operating activities was approximately $0.6 million for the nine months ended December 31, 1999 as compared to $1.2 million for the same period last year. The decrease was a result of improved timing of vendor payments to coincide with collections from customers, offset by a decrease in net income.

Net cash used in investing activities was approximately $0.8 million for the nine months ended December 31, 1999 and approximately $8.5 million for the nine months ended December 31, 1998. The decrease was caused by the acquisition of Access in the nine months ended December 31, 1998. The primary use of cash was for equipment purchases, for cost associated with theStream.com and the ongoing migration to Internet protocol (IP) telephony.

Net cash provided by financing activities was approximately $0.8 million for the nine months ended December 31, 1999 which reflects lease and note payments offset by the sale of common stock due to stock option and warrant exercises. For the nine months ended December 31, 1998, cash provided by financing activities was $12.2 million which reflects the result of the Company's initial public offering, which after the expenses of such offering accounted for an increase in cash of approximately $11.6 million. As of December 31, 1999 approximately $0.8 million of the proceeds remain.

On February 10, 2000 we agreed to sell $7 million in stock to a group of private institutional investors. The net proceeds to the Company from the sale after deducting expenses are expected to be approximately $6.6 million.

We expect that the remaining proceeds from the initial public offering, together with the sale of common stock and internally generated funds, will provide sufficient capital for the Company to fund anticipated growth for the next 12 months. Based on our current business model, we will be actively seeking new sources of equity or other financing to support our increased capital requirements due to the continued development of theStream.com and the ongoing development and migration to Internet Protocol (IP) telephony. There are no guarantees that sufficient funding will occur in time to fulfill our business model. If there is any delay in obtaining this additional financing we will implement our contingency plans, which could affect our future growth. The amount of the Company's future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within the Company's control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds from the sale of common stock, together with internally generated funds or other financing, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned.

In order to provide flexibility for potential acquisition and network expansion opportunities, the Company has and will continue to seek financing arrangements with vendors or other financial institutions. Other future sources of capital for the Company could include public and private debt, including high yield debt offerings, public and private equity financing and lease lines. There can be no assurance that any such sources of financing will be available to the Company in the future or, if available, that they could be obtained on terms acceptable to the Company. While such financing may provide the Company additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on the Company that may affect the Company in a number of ways, including the following: (i) a significant portion of the Company's cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on the Company that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and
(iii) the Company's degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications industry or the economy generally. In addition, equity financing will increase dilution and thus affect earnings per share to the common share holder.

SEASONALITY

The Company has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

RISKS ASSOCIATED WITH THE YEAR 2000

As a result of completing our Year 2000 readiness project prior to year end, we were able to avoid any significant problems that may have resulted due to the impact of the Year 2000. These problems which were widely reported in the media, could have cause malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. To date we are not aware of the occurrence of any significant Year 2000 problem.

We did not incur any significant costs in completing our Year 2000 readiness project. No significant costs are expected as we continue to monitor our systems for any undiscovered Year 2000 problems.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure relates to changes in foreign currency exchange rates and to changes in interest rates. Although the Company's functional currency is the United States Dollar, a significant portion of our revenue is derived from sales outside the United States. In the future, the Company expects to continue to derive a significant portion of its revenue outside the United States, and changes in foreign currency exchange rates may have a significant effect on the Company's ability to operate competitively in those countries. The Company historically has not engaged in hedging transactions. Our financial instruments consisting of lease obligations and notes payable, have fixed interest rates and are short term and therefore are not sensitive to market changes in interest rates. Potential increases in interest rates could increase borrowing costs and could have a material impact on our financial performance.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Access is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Our management does not believe that this action will have a material impact on our financial condition.

In February 1998, Access filed an action against Alley in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counter-claimed for breach of contract and quantum merit, seeking damages and injunctive relief to enjoin the Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion.

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


Net proceeds to Ursus from the offering, after deducting the total expenses of such offering, were approximately $11.7 million. In connection with the acquisition of Access, we utilized $8.1 million, representing the purchase price plus the costs of the transaction. In addition, we have utilized approximately $0.3 million for the Starcom acquisition and $2.5 million for working capital purposes. Consequently, approximately $0.8 million of the net proceeds of such offering remain as of December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K --There were no reports on Form 8-K filed by the Company during the three months ended December 31, 1999.

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



                                        URSUS TELECOM



                                        By: /S/ JOHANNES SEEFRIED
                                        Johannes S. Seefried
                                        Chief Financial Officer
                                        and authorized officer of registrant


Dated: FEBRUARY 14, 2000
       -----------------

                                  EXHIBIT INDEX



EXHIBIT
NUMBER

27*       Financial Data Schedule



          *     Filed herewith.