Form 10-K
period 2000-03-30
URSUS TELECOM CORP
filed 2000-06-29
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ----------------

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 2000

                                     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________

                       Commission file number: 333-46197
                        ------------------------------------
                            URSUS TELECOM CORPORATION
           (Exact name of the Registrant as specified in its charter)

       Florida                                      65-0398306
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

     440 Sawgrass Corporate Parkway, Suite 112, Sunrise, Florida 33325 (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (954) 846-7887

     Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange
      Title of each class:                on which registered:
      ---------------------               ------------------------

      Common Stock, $.01 par value        Nasdaq National Market

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No__

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 2000 was $17,654,000 (based on the last trade on June 23, 2000 at $5.875 per share). As of June 29, 2000, there were 1,000 shares of Series A Preferred Stock, $.01 par value per share, issued and outstanding, and 7,999,815 shares of common stock, $.01 par value per share ("Common Stock"), issued and outstanding.

Documents Incorporated by Reference
-----------------------------------
None.

                         URSUS TELECOM CORPORATION

                             TABLE OF CONTENTS

                                  PART I
                                  ------

Item 1. Business......................................................1

Item 2. Properties...................................................21

Item 3. Legal Proceedings............................................22

Item 4. Submission of Matters to a Vote of Security Holders..........22

                                  PART II
                                  -------

Item 5. Market for our Common Equity and Related Shareholder Matters.22

Item 6. Selected Consolidated Financial Data.........................23

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.33

Item 8.  Financial Statements and Supplementary Data.................33

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.........................33

                                 PART III
                                 --------

Item 10.  Directors and Executive Officers of the Registrant.........34

Item 11.  Executive Compensation.....................................36

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.............................................39

Item 13.  Certain Relationships and Related Transactions.............40

                                 PART IV
                                 -------

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K................................................45

Glossary of Terms..................................................II-1

                               PART I
                               ------

     For your convenience, technical terms and acronyms when first used in this Form 10-K are both defined when first used and defined in the Glossary commencing on page 45.

     Our report on this Form 10-K contains forward-looking statements made within the meaning of section 27a of the Securities Act of 1933, as amended ("the "Act") and section 21e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "may," "will," "continue," "project," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks and uncertainties such as those discussed in the sections entitled "Factors affecting Ursus' business, operating results and financial condition," "Item 1. Business," and "Item 7. Management's discussion and analysis of financial condition and results of operations" as well as risks from general economic factors and conditions. These known and unknown risks and uncertainties could cause actual results, levels of activity, performance, achievements and prospects to differ materially from those expressed or forecasted. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this Form 10-K. We do not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K.

Item 1.  Business

      We are a provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including United States originated long distance service, directdial international service, Internet telephony and voice over the Internet Protocol ("VOIP") typically to small and medium-sized businesses and individuals. We have expanded our geographic coverage in Europe, Asia Pacific, Central and South America through our acquisition of Access Authority, Inc. ("Access") in September 1998. We intend to continue to capitalize on the increased demand for high-quality international telecommunications services resulting from the globalization of the world's economies and the worldwide trend toward telecommunications deregulation.

     We have recently expanded our reach into Latin America and Spain through the acquisition of Latin America Enterprises ('LAE') on June 1, 2000. LAE is provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports, railroad stations and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operates a switching facility in Miami, Florida. We anticipate that we will consolidate the switching into our Sunrise, Florida facility.

     We have expanded our high margin retail customer subscriber base by purchasing a customer base from a US based carrier on June 1, 2000. This purchase also gave the Company a point of presence in Los Angeles, California, Nigeria and Gibraltar.

     Our primary service is call reorigination; however, we are increasingly migrating calls to direct access using Internet Protocol ("IP") and other methods. We also provide service to other carriers and resellers. Our retail customer base, which includes corporations and individuals, is primarily located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Germany and New Zealand. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida.

     We have also developed an e-commerce site known as theStream.com. Our goal for theStream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site is running on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options such as PC to phone, phone to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services. We have completed the first two phases of the project and anticipate that a full marketing effort will begin in the near future. Currently the site is operating without strong marketing support, and, therefore, we have not generated significant revenues to date.

     We operate through a network of agents and resellers that allow us to remain adaptable to a changing competitive environment. Some of our agents use a proprietary agent support system developed and provided by us to provide marketing, customer support, billing and collections, in local language and time. We supply each of our agents with near real-time data for customer management, usage analysis and billing from our local and wide area network. Through our agent network, we are developing and maintaining close relationships with vendors of telephone systems such as Siemens, Plessey and Alcatel in key markets in order to promote our line of telecommunications services.

     In addition, we provide an array of basic and value added services to our customers, which include:

     -  long distance international telephone services.
     -  direct dial access for corporate customers.
     -  dedicated access via a leased line for high volume users.
        calling cards.
     -  abbreviated or speed dialing.
     -  international fax store and forward.
     -  switched Internet services.
     -  itemized and multicurrency billing.
     -  follow me calling or call forwarding.
     -  enhanced call management and reporting services.
     -  Web Centric PC to phone services.
     -  Web Centric phone to phone services.

     We believe that our proprietary software system provides an efficient infrastructure for back room processing, gives us a strategic advantage over our competitors and will facilitate the rapid and economical consolidation of acquired competitors, if any. To remain competitive, we plan to do the following:

     -  Increase sales to existing customers.
     - Expand the reach and distribution capabilities of our telephone service through our e-commerce web site, theStream.com.
     -  Provide wholesale services to other carriers.
     -  Enter into selected acquisitions.
     -  Expand the business generated by our existing agents.
     - Use a portion of the sale of proceeds from our sale of common stock and shares of common stock underlying warrants granted by us, which was consummated on February 10, 2000 (the "Private Placement"), to expand our primary digital switching platform and network access "nodes" by using a hybrid network of Internet, Intranet and circuit-based facilities.

             - A "node" is a specially configured multiplexer which provides the interface between the local public switched telephone network where the node is located and a switch. The local public switched telephone network can be accessed by the public through private dedicated lines, wireless systems and pay phones. A node collects and concentrates call traffic from its local area and transfers it to a switch via private line for call processing. Nodes permit us to extend our network into new geographic locations by accessing the local public switched telephone network without deploying a switch locally.
     - Enhance our capabilities as a "direct access" provider by locating switching platforms at network centers of major telecommunications providers, such as MCI WorldCom, Cable and Wireless and other carriers and by deploying smaller network access nodes in less populated service areas.
             - Direct access is a means of accessing a network through the use of a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include (1) simplified premises-to-anywhere calling,
                (2) faster call set-up times and (3) potentially lower access and transmission costs, provided there is sufficient traffic over the circuit to generate economies of scale.
     - Exploit our market penetration and technological sophistication by using IP telephony technology, which processes data and/or voice transmission over the Internet and Intranet.
             - IP telephony creates the opportunity to bypass the switched telephone network by using costeffective packet switched networks such as private Intranets and/or the public Internet for the delivery of fax and voice communications.
     -  Use IP telephony technology concurrently with call reorigination.
     - Deploy IP telephony technology where feasible in order to create a hybrid network capable of carrying significant amounts of customer traffic on a low cost platform with a modest initial capital investment.

     We currently operate points of presence located in the US cities of New York, Los Angeles, Sunrise and in overseas locations in Germany, the Czech Republic, Argentina, Peru, South Africa, Greece, Gibraltar, Nigeria and Lebanon. Some of these points of presence are owned by us and others are leased. The points of presence are scaleable and flexible platforms designed for interconnection with our network and are built primarily using tier-1 IP telephony vendor equipment such as Nortel, VocalTec and Cisco. The scaleability of the points of presence permits us to quickly increase capacity in increments at relatively low cost, either for a geographic region or a customer. In addition, the point of presence architecture is flexible and designed to easily integrate and support new services.

     Our interactive communications portal, theStream.com, acts as a single-source, on-line solution for our users and on-line marketing agents. Through our interactive communications portal, our users can:

     - view a description of all of our services, including pricing information.
     - sign up for any of our services, including PC-to-phone, Global Roaming and phone-to-phone.
     - download our software plug-in for our browser based PC-to-phone application.
     - recharge their account, either by entering their credit card information or authorizing automatic recharging.
     -      send a PC-to-phone call.
     -      check real-time billing and usage information.
     - communicate by e-mail with a theStream.com customer service representative.
     - view answers to frequently-asked questions through our interactive communications portal.

     -      view a description of our on-line agent program.
     -      sign up to serve as an on-line agent.
     -      receive marketing tools to put on their own Web sites.
     -      monitor their daily traffic and results.
     -      view trends.
     -      view commissions by promotions.

     TheStream.com is a fully integrated component of our global network, connected and interfaced on a real-time basis with our switches, routers, billing systems and other enterprise systems. Our customers are able to procure telecom and enhanced services in virtually every country throughout the world, view their account history and review their billing in a real-time environment.

     In summary, we intend to become a significant provider of international telecommunications services within emerging and deregulating markets. We plan to maximize our growth and profit potential by (1) leveraging our existing infrastructure and market penetration, (2) expanding our customer base, (3) growing our Global IP carrier to carrier business and (4) capitalizing on marketing channels such as the Internet. We believe that we can gain strategic advantages while capitalizing on the opportunities presented by deregulation and technological advances in the global telecommunications industry by using our independent agent network, efficient back office systems and favorable relationships with U.S. and international telecommunications carriers.

THE NETWORK

     The Network uses a high capacity, programmable switching platform designed to deploy networkbased intelligent services quickly and cost effectively. The switches are modular and scaleable and incorporate advanced technologies such as hierarchical call control and network management software. These types of switches can also provide a bridge between various protocols and standards. As the Network continues to evolve, the installed base of switches could be upgraded easily to create a costeffective, scaleable switching point in a software intelligencebased network. The Network's "intelligent switches" incorporate proprietary software to achieve least cost routing ("LCR"), the process by which we optimize the cost and routing of calls over the Network to every directly dialable country in the world. Furthermore, LCR allows calls that are not routed over the Network to be routed directly from our switch through the infrastructure of contracting carriers to their destinations at the lowest available rates that are obtainable on our network. These switching capabilities also enable us to efficiently perform billing functions and account activation and to provide value-added services. We rely upon Synchronous Optical Network ("SONET") "fiber optic" facilities to multiple carriers to provide redundancy in the event of technical difficulties in the Network. Fiber-optic transmission mediums consist of high-grade glass fiber through which light beams are transmitted carrying a high volume of the communications traffic. We maintain a high level of redundancy at our switching facilities in Sunrise, Florida to provide protection for our switching operations. Our strategy is to monitor our anticipated traffic volume on a regular basis and to increase carrier trunking capacity before reaching the capacity limitations of such circuits.

     Our customers access our services either through "dial up access" or "direct access." Dial up access is obtained via: (1)paid access, which requires the customer to pay the local PTO for the cost of a local call, where appropriate, in order to access our services; (2) call reorigination, which enables the customer to receive a return call providing a dial tone originated from our Sunrise, Florida switching center; (3) International Toll Free Service (ITFS), which accesses the Sunrise, Florida switching center via a direct dial number for which we pay the cost to the foreign carrier;
(4) Dedicated Access (Direct Access) from wholesale carrier customers in North America. Direct access allows access to our network by using a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include simplified premises-to-anywhere calling, faster call setup times and potentially lower access and transmission costs, provided there is an adequate level of traffic over the circuit to generate economies of scale. Direct access, including VOIP, accounted for approximately 21.5% of our overall revenues for the fiscal year ended March 31, 1999 and 25.5% for the year ended March 31, 2000.

     To reduce the variable telecommunications costs and improve usage, we are, where regulations permit such transmission method, in the process of changing our customer base from call reorigination and ITFS access to direct access. Until regulations permit, most customers outside of Europe and other deregulating and liberalizing geographic locations are expected to continue to
access our services through call reorigination or ITFS numbers.   See "Factors
Affecting Business, Operating Results and Financial Condition - Business Risks
- Government regulation,
enforcement and interpretation of telecommunication laws and regulations is unpredictable and subject to change."

     Currently, our Network is primarily used to originate and terminate international long distance traffic for our own subscribed customer base. We intend to further leverage our Network and foreign presence to take advantage of anticipated settlement agreement changes by offering other carriers and ITOs an alternative to the traditional settlement process for origination and termination of long distance traffic. This process is known as "Refiling." The FCC issued directives in December 1996 encouraging circumvention of settlements in the historic sense where possible. This change is likely to create new opportunities with ITO partners in emerging markets. See "Factors Affecting Business, Operating Results and Financial Condition - Business Risks - Government regulation - enforcement and interpretation of telecommunication laws and regulations is unpredictable and subject to change."

     The economic benefits to Ursus of owning and operating our own direct access Network arise from reduced variable transmission costs. Calls not routed through the Network generate significantly higher variable costs because they are connected using relatively expensive ITFS numbers or call reorigination. In contrast, because the Network has significant fixed costs associated with its operations, consisting primarily of leased line rental charges, local connectivity and facility/network management costs, calls routed through the Network have lower variable costs than offnetwork traffic. However, for the foreseeable future, Ursus will, for economic reasons, piggyback on the networks of major global operators. Consequently, we will only install our own fixed facilities when existing traffic on a carrier route is adequate to offset the costs of installation and ongoing fixed costs.

     We plan to continue to deploy a network of IP telephony gateways in selected countries to add to our existing platform. To avoid the high fixed costs of a switched telephone network we plan to develop a hybrid network of IP telephony technology for the delivery of faxes and voice transmissions.

TECHNOLOGY

     Deregulation of telecommunications markets throughout the world has coincided with substantial technological innovation. The proliferation of digital fiberoptic cable in and between major markets has significantly increased transmission capacity, speed and flexibility. Improvements in computer software and processing technology have enabled telecommunications providers to offer a broad range of enhanced voice and data services.
Advances in technology also have created multiple ways for telecommunications carriers to provide customer access to their networks and services. These include customerpaid local access, international and national tollfree access, direct digital access through a dedicated line, equal access through automated routing from the public switched telephone system, IP telephony and call reorigination. The type of access offered depends on the proximity of switching facilities to the customer, customer needs, and the regulatory environment. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more freely and efficiently. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilitiesbased services on a transparent basis. The most common form of traditional alternative international access, call reorigination, avoids high international rates offered by the ITO in a particular regulated country by providing a dial tone from a deregulated country, typically the United States. Technical innovations, ranging from inexpensive dialers to sophisticated incountry switching platforms, have enabled telecommunications carriers, such as Ursus, to offer a "transparent" form of call reorigination, thereby avoiding complicated endcustomer usage procedures. To place a call using traditional call reorigination, a user dials a unique phone number to an international carrier's switching center and then hangs up after it rings or alternatively, if using a transparent processing method, a dialer automatically performs these dialing functions. The user then receives an automated call reorigination providing a dial tone from the U.S., which enables the user to complete the call. For the fiscal year ended March 31, 2000, we derived approximately 74.5% of our revenues from international call reorigination services.

     Our research and development efforts have been nominal and have focused almost exclusively upon refining and upgrading our back office computer systems. We have neither the resources nor the expertise to derive any significant advantages from research or development into telecommunications equipment and prefer to use the equipment developed by others. By devoting our resources to our computer systems and back office procedures, we believe that we have developed an efficient and flexible operating system, minimized its payroll and maximized the efficiency of our back office operations. See "Management Information Systems."

MANAGEMENT INFORMATION SYSTEMS

     We have made significant investments developing and implementing sophisticated information systems which enable us to: (1) monitor and respond to customer needs by developing new and customized services; (2) manage LCR;
(3) provide customized billing information; (4) provide high quality customer service; (5) detect and minimize fraud; (6) verify payables to suppliers; and
(7) rapidly integrate new customers. We believe that our network intelligence, billing and financial reporting systems enhances our ability to competitively meet the increasingly complex and demanding requirements of the international long distance markets. We continuously provide enhancements and ongoing development to maintain our switching, billing and information service platforms.

     We currently have a turnaround time of approximately 24 hours for new account entry. Our billing system provides multicurrency billing, itemized call detail, city level detail for destination reporting and electronic output for select accounts. We provide customers with several payment options, including automated credit card processing and automated direct debiting.

     We have developed proprietary software, utilizing our own in-house staff of programmers, to provide telecommunications services and delivery timely customer support. In contrast to most traditional telecommunications companies, the software used to support our enterprise resides outside of the switches in closed systems and, therefore, does not currently rely on third party manufacturers for upgrades. We believe our software configuration facilitates the rapid development and deployment of new services and provides us with a competitive advantage. Our Sunrise, Florida central switch has a call detail recording function which enables us to: (1) achieve accurate and rapid collection of call records; (2) detect fraud and unauthorized usage; and (3) permit rapid call detail record analysis and rating.

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

INTERNET PROTOCOL (IP) TELEPHONY

     We are increasing our reliance on IP in order to capitalize on the low cost of delivery and the lack of regulation. Virtually all of today's voice and fax traffic is carried over the public switched telephone network. Phone switches either owned by the ITOs or other enterprise common carriers and resellers allow ordinary telephones and fax machines to reach one another anywhere in the world. The advent of IP telephony has created the opportunity to bypass today's switched telephone network and use costeffective packet switched networks (Intranet) and/or the public Internet for the delivery of voice and fax communications. Prior to 1995, the market for IP telephony products was virtually nonexistent. It was commonly believed that quality voice communications across the Internet/Intranet was impossible. This situation dramatically changed with the introduction of a new class of products which significantly enhanced voice transmissions over the Internet/Intranet. As a class of technology products, this is referred to as IP telephony. As companies realized that quality IP telephony communication was possible, they quickly joined the race to capitalize on the opportunity. Desktop software offering computertocomputer communication flourished due in part to the explosive growth of the Internet. The current generation of IP telephony applications allows users to make calls using a standard telephone and a centralized Internet/Intranet substituting for the public switched telephone system. This centralized IP connection is accomplished via IP telephony gateway servers. The principle behind such a system is similar to IP telephony desktop applications, but rather than using the microphone and speakers connected to multimedia PCs, users speak into a standard telephone connected to a public branch exchange ("PBX"). PBX is switching equipment that allows connection of a private extension telephone to the public switched telephone network or to a private line. To place a call, the caller would dial the number of the party they are calling, just like making a callthrough the public switched telephone network. The PBX would then route the callthrough the IP telephony gateway via a programmed trunk interface and the gateway contacts another gateway at the called site.
Several companies have developed and are currently using this technology. Furthermore, developments in hardware, software and networks are expected to continue to improve the quality and viability of IP telephony. In time, packetswitched networks may become less expensive to operate than circuitswitched networks, primarily because carriers can compress voice traffic and thereby can place more calls on a single line.

INDEPENDENT AGENTS

     From our inception in 1993 up until our acquisition of Access in September 1998, our sales and marketing efforts have been conducted through exclusive independent agents in each of its markets. Each of these exclusive independent agents operate in accordance with a model of practices and procedures developed by us, and settle all customer invoices, net of the agency's commission share, directly with us within a prescribed period. We have reduced our reliance upon our existing exclusive independent agents by expanding our business through the strategic acquisition of Access and through acquisition of our former agents in Argentina and Uruguay and through investments in Peru. Through these acquisitions we have added approximately 220 new non-exclusive agents and resellers located in various markets throughout the world.

     Agent compensation is paid directly by us and is based exclusively upon payment for our services by customer funds the agents must obtain for us. The commission paid to agents ranges between 10 to 20% of revenues received by us and varies depending on individual contracts, the exclusivity of the agency and the type of service sold. Commissions are paid each month based on payments received during the prior month from receivables collected by the agent. Revenues attributable to the four most significant agents for the fiscal years ended March 31, 2000 and 1999, were approximately 38.8% and 44%, respectively.

CUSTOMER BASE

     Our target customers are small and medium-sized businesses with significant international telephone usage (i.e., generally in excess of $500 in international phone calls per month). We also provide our services to a growing base of individual retail customers. The corporate market includes manufacturers, distributors, trading companies, financial institutions, and importexport companies, for which long distance telecommunications service represents a significant business expense, and such customers are therefore focused on value and quality. It is estimated that small and medium-sized businesses account for the majority of all businesses particularly outside the U.S., and we believe that in most markets they account for a significant percentage of the international long distance traffic originated in those markets. For example, the EU estimates that in 1996 there were 15 million small and mediumsized businesses in the EU and that these businesses accounted for more than one half of all jobs in the EU in 1996, almost half of all business revenue and about $30 billion per year in total telecommunications revenue.

     We believe that small and mediumsized businesses have generally been underserved by the major global telecommunications carriers and the ITOs, which have focused on offering their lowest rates and best services primarily to higher volume multinational business customers. We offer these small and mediumsized companies significantly discounted international calling rates compared to the standard rates charged by the major carriers and ITOs.

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

     We also target residential customers with high international calling patterns such as ethnic communities and military markets and plan to increase the marketing of prepaid calling cards at highly visible locations such as airports and railroad stations.

     Currently, no end retail customer individually accounts for more than 1% of our revenue.

EXPANSION PLANS

     We expect to use a significant portion of the remaining proceeds of the private placement to expand and proliferate our Network and our services on a more rapid basis by deploying additional switches and points of presence ("POPs") and installing fixed facilities to interconnect POPs and nodes, in addition to deploying our IP telephony based fax and voice services.

     We intend to enter additional markets and expand our operations through acquisitions, joint ventures, strategic alliances and the establishment of new operations. We may consider acquisitions of certain competitors which have a high quality customer base and which would, upon consolidation with our operations, add to revenue. In addition, we may acquire equity interests in our existing agents and may pursue partnership arrangements in emerging and maturing markets with existing sales organizations and other nondefined telecommunications entities.

      We are developing an e-commerce site known as thestream.com. Our goal for thestream.com is for it to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site runs on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options, such as PC to phone and other sophisticated web-centric applications. The site facilitates access to a host of value-added telecommunications products and services.

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

                             BUSINESS RISKS

OUR BUSINESS DEPENDS SUBSTANTIALLY UPON INDEPENDENT EXCLUSIVE AND NON EXCLUSIVE AGENTS AND RESELLERS.

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

     As of March 31, 2000, we had approximately 205 active agents and 71 resellers operating throughout the world. Of our 276 agents and resellers, 5 were exclusive agents. The use of agents and resellers exposes us to significant risks. We depend on the continued viability and financial stability of these customers. For the year ended March 31, 2000 and 1999, four customers generated approximately 38.8% and 44% of our revenues, respectively. Our South African agent accounted for approximately
13.8% and 22% of our revenues during the year ended March 31, 2000 and 1999, respectively.

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

     Under certain local laws our exclusive arrangements with an agent might be difficult or expensive to terminate. We have entered into noncompete agreements with our agents which prohibit their competition with us during their engagement and for a period of time after termination. However, we cannot assure you that any particular noncompete agreement will be enforceable as a practical matter or under the applicable laws of the jurisdiction in which an agent operates.


INCREASED COMPETITION AND DEREGULATION MAY LEAD TO LOWER PROFIT MARGINS.

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

     We may respond to the changing competitive environment by making certain pricing, service or marketing decisions or entering into acquisitions or strategic alliances. These actions could have a material adverse effect on our business, financial condition and results of operations. To maintain our customer base and attract new business we may have to offer direct access or IP telephony services to certain destinations at prices significantly below the current prices charged for call reorigination. In some markets, we may try to maintain our existing call reorigination customers and attract new customers through the use of direct access "call-through access methods," including IP telephony. Call-through access methods provide international long distance service through conventional long distance on "transparent" call origination.

     Our overall gross profit margins may fluctuate in the future based on (1) our mix of minutes sold to other carriers and international long distance services sold directly to enduser customers and (2) our percentage of calls using direct access compared to call reorigination. As a result of the foregoing factors, we may experience materially adverse circumstances that could harm our business and reduce our common stock price.

WE INTEND TO PURSUE NEW STREAMS OF REVENUE, WHICH WE HAVE NOT ATTEMPTED TO GENERATE BEFORE AND WHICH MAY NOT BE PROFITABLE.

     We intend to pursue revenue from new Web-based opportunities, such as banner advertising, as well as revenue-sharing opportunities. We have not previously attempted to generate these types of revenues. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that these investments will be profitable.

IF WE FAIL TO ESTABLISH AND MAINTAIN REVENUE SHARING AND OTHER RELATIONSHIPS OUR ABILITY TO INCREASE OUR SALES WOULD SUFFER.

     We currently have strategic relationships with a number of Portals and Internet service providers. We depend on these relationships to:

     -     distribute our products to potential customers.
     -     increase usage of our services.
     -     build brand awareness.
     -     cooperatively market our products and services.

     We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with leading Internet companies and computer hardware and software companies, as well as key marketing distribution partners. In cases where our products and services are integrated into our strategic partners' product and service offerings, our ability to increase sales depends upon a timely release of these offerings.
If any of our strategic relationships are discontinued or if the release of these partners' products and services that integrate our products and services are delayed, sales of our products and services and our ability to maintain or increase our customer base may be substantially diminished.

WE MAY NOT BE ABLE TO SUCCEED IN THE INTENSELY COMPETITIVE MARKET FOR OUR SERVICES.

     The market for Internet voice, fax and other value-added services is extremely competitive and will likely become more competitive. IP and Internet telephony service providers, such as IBASIS, GRIC Communications and ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, such as Net2Phone and Delta Three that focus on retail customers compete directly with us. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We offer no assurance that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

IF THE MARKET FOR INTERNET TELEPHONY, INCLUDING VOIP, AND NEW SERVICES DOES NOT DEVELOP AS WE HAVE PROJECTED, OR DEVELOP MORE SLOWLY THAN PROJECTED, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

   Our customers may be reluctant to use our services for a number of reasons, including:

     - perceptions that the quality of voice transmitted over the Internet are low.
     -     perceptions that Internet telephony is unreliable.
     - our inability to deliver traffic over the Internet with significant cost advantages.

     The growth of our business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and these third-parties do not employ our network, our ability to become profitable will be materially and adversely affected.

IF OUR CUSTOMERS DO NOT PERCEIVE OUR SERVICE TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WOULD SUFFER.

     We believe that establishing and maintaining a brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. If our customers do not perceive our service to be effective or of high quality, our brand and name recognition would suffer.

POLITICAL, ECONOMIC AND LEGAL RISKS IN EMERGING MARKETS COULD MATERIALLY AND ADVERSELY EFFECT OUR OPERATIONS.

     Historically, we have derived significant amounts of our revenues from operations in emerging markets. Our business is subject to numerous risks and uncertainties, including political, economic and legal risk in these markets.

These risks include:

     - unexpected changes in regulatory requirements and telecommunication standards.
     -     tariffs, customs, duties and other trade barriers.
     -     technology export and import restrictions or prohibitions.
     -     delays from customs brokers or government agencies.
     -     seasonal reductions in business activity.
     -     difficulties in staffing and managing foreign operations.
     -     problems in collecting accounts receivable.
     - foreign exchange controls which restrict or prohibit repatriation of funds.
     - potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws.
     - the sensitivity of our revenues and cost of long distance services to changes in the ratios between outgoing and incoming traffic, and our ability to obtain international transmission facilities.
     -     overall network security

     POLITICAL RISK

     The political systems of many of the emerging market countries in which we operate or plan to operate are slowly emerging from a legacy of totalitarian rule. Political conflict and, in some cases, civil unrest and ethnic strife may continue in some of these countries for a period of time. Many of the economies of these countries are weak, volatile and reliant on substantial foreign assistance. Expropriation of private businesses in such jurisdictions remains a possibility. Expropriation can occur by an outright taking or by confiscatory taxes or other policies. Our operations could be materially and adversely impacted by these factors. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are certain risks inherent in doing business on an international basis, including:

     -     changing regulatory requirements.
     -     increased bad debt and fraud.
     - legal uncertainty regarding liability, tariffs and other trade barriers.
     -     political instability.
     -     politically adverse tax consequences.

     We cannot assure you that one or more of these factors will not materially adversely affect the growth of our business or our customer base.

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

     We offer or intend to offer new services or services that have previously been provided only by the incumbent telecommunications operators ("ITOS") in certain geographic areas. The ITO is the dominant carrier and is often government owned or protected. We may be unable to react to any significant international long distance rate reductions imposed by ITOs to counter external competitive threats. We may also be unable to increase our traffic volume or reduce our operating costs sufficiently to offset any resulting rate decreases. This may negatively impact our business and profitability.

     Our other competition and potential competition includes:

     -     various independent providers similar to us in size and resources.
     -     major international carriers and their global alliances.
     -     cable television companies.
     -     wireless telephone companies.
     -     Internet access providers.
     -     large-end users which have dedicated circuits or private networks.

We cannot assure you that we will be able to compete successfully against new or existing competitors. See "Increased competition and deregulation may lead to lower profits."

RAPID CHANGES IN TECHNOLOGY AND CUSTOMER REQUIREMENTS COULD PLACE US AT A COMPETITIVE DISADVANTAGE.

     Rapid and significant technological advancements and introductions of new technological products and services characterize our industry. As new technologies develop, we may be placed at a competitive disadvantage.

Competitive pressures may force us to implement new technologies at substantial cost. In addition, competitors may implement new technologies before we do or provide enhanced services at more competitive costs. We may not be able to implement technologies on a timely basis or at an acceptable cost. One or more of the technologies we currently use or implement in the future, may not be preferred by customers or may become obsolete. If we cannot (1) respond to competitive pressures, (2) implement new technologies on a timely basis, or (3) offer new or enhanced services, then our business, financial condition and results of operations could be harmed. See "Increased competition and deregulation may lead to lower profits," and "We face competitors with greater resources in markets with low barriers to entry."

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

     Our success also depends on our ability to handle a large number of simultaneous calls, which our systems may not be able to accommodate. We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers.

     If we expand and call traffic grows as expected, there will be increased stress on our hardware, circuit capacity and traffic management systems. Our operations also require us to successfully expand and integrate new and emerging technologies and equipment. This may also increase the risk of a systems or hardware failure and result in further strains. We cannot guarantee that system failures will not occur. We attempt to mitigate customer inconvenience in the event of a system disruption by routing traffic to other circuits and switches which may be owned by other carriers. We also maintain insurance in commercially reasonable amounts. However, significant or prolonged system failures, or difficulties for customers in accessing and maintaining connection would result in uninsurable damage. Damage may include: harm to our reputation, attrition of customers and financial loss.

OUR EXPOSURE TO CREDIT RISK AND BAD DEBTS WILL INCREASE AS WE GROW.

     As we expand our business and move into new territories our exposure to credit risk will increase. Many of the foreign countries that we operate in do not have established credit bureaus. This makes it more difficult to determine the creditworthiness of potential customers and agents. Under our exclusive agency arrangements, the agent is responsible for analyzing the creditworthiness of the customer and assuming the credit risk. We believe that this has minimized our direct credit risk in the past, and, therefore, our bad debt expenses have historically been low. However, as we continue to place less reliance on these exclusive arrangements, our risk to bad debt losses will grow. In certain circumstances, we have supported our agency relationships by bearing some credit losses. We cannot assure you that our bad debt expense will not rise significantly above current levels. Our experience indicates that a certain portion of past due receivables will never be collected and that bad debt is a necessary cost of conducting business in the telecommunications industry.

OUR ABILITY TO MANAGE AND RESPOND TO GROWTH WILL BE CRITICAL FOR SUCCESS.

     We have experienced significant growth in the past. Our ability to manage and respond to growth will be critical to our success. Interruptions of or a decline in the quality of our services because of expansion difficulties or an inability to effectively manage expanding operations could materially harm our business. We plan to grow by expanding our service offerings in deregulating markets in Africa, the Middle East, Latin America and targeted areas of Asia and Europe. We anticipate that future growth will depend on a number of factors, including (1) the effective and timely development of customer relationships, (2) the ability to enter new markets and expand in existing markets, and (3) the recruitment, motivation and retention of qualified agents and the establishment of strategic alliances or agreements with carriers and revenue share agreements relating to the marketing initiative of theStream.com. Our continued growth requires greater management, operational and financial resources.

     As we grow, we may have difficulty accurately forecasting our telecommunications traffic. Inaccurate forecasts may cause us to:

     - make investments in insufficient or excessive transmission facilities.
     -     incur disproportionate fixed expenses.
     - force us to route excessive overflow traffic to other carriers where the quality of services may not be commensurate with the transmission quality we provide.

     We cannot assure you that we can add services or expand our geographic markets. Existing regulatory barriers to our current or future operations may not be reduced or eliminated. Even if we add services or expand into new markets, our administrative, operational, infrastructure and financial resources and systems may not sustain our growth and success. See "Rapid changes in technology and customer requirements could place us at a competitive disadvantage."

EXPANSION BY ACQUISITIONS, STRATEGIC ALLIANCES AND OTHER BUSINESS COMBINATIONS COULD ADVERSELY IMPACT OUR OPERATING RESULTS.

     We may acquire businesses and technologies that complement or augment our existing businesses, services and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which could dilute the value of shares already issued or result in the incurrence of additional indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully. In addition, we may face the following risks with any business combination:

     - the difficulty of identifying appropriate acquisition candidates or partners.
     - the difficulty of assimilating the operations of the respective entities.
     -  the potential disruption of our ongoing business.
     - possible costs associated with the development and integration of such operations.
     - the potential inability to maximize our financial and strategic position by successfully incorporating licensed or acquired technology into our service offerings.
     - the failure to maintain uniform standards, controls, procedures and policies.
     - the impairment of relationships with employees, customers and agents as a result of changes in management.
     - higher customer attrition with respect to customers obtained through acquisitions.
     -  diversion of management resources.
     - difficulty in obtaining any required regulatory approvals and licensing
     -  increased foreign exchange risk.
     -  risks associated with entering new markets.

     Additionally, business combinations may not:

     -  result in increased sales or an expanded customer base.
     -  give us a presence in new territories.
     -  allow us to effectively penetrate our target markets.

     We may not be successful in overcoming these risks or any other problems encountered with business combinations. This could have a material adverse effect on our operating results.

TERMINATION OF CARRIER SERVICE AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We obtain most of our transmission capacity under volumebased resale arrangements with facilitiesbased and other carriers, including ITOs. Two carriers provide the majority of our transmission capacity. Under these arrangements, we are subject to the risk of unanticipated price fluctuations, service restrictions and cancellations. With the exception of the Bahamas, Lebanon and Argentina, we have not experienced sudden or unanticipated price fluctuations, service restrictions or cancellations. We believe that our relationships with our carriers are generally satisfactory. However, the deterioration or termination of our arrangements, or our inability to enter into new arrangements with one or more carriers, could have a material adverse effect upon our cost structure, service quality, network coverage, results of operations and financial condition.

WE RELY ON UNPATENTED TECHNOLOGY TO MAINTAIN OUR COMPETITIVE POSITION.

     We rely on unpatented proprietary knowhow and continuing technological advancements to maintain our competitive position. A failure to protect our rights to unpatented trade secrets and know-how could negatively impact our business. We have entered into confidentiality and invention agreements with certain of our employees and consultants. However, we cannot assure you that the agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and knowhow. We cannot assure you that our competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and knowhow.

GOVERNMENT REGULATION, ENFORCEMENT AND INTERPRETATION OF TELECOMMUNICATION LAWS AND REGULATIONS IS UNPREDICTABLE AND SUBJECT TO CHANGE.

     Our business may be harmed if we do not obtain or retain the necessary governmental approvals for our services and transmission methods. Regulatory compliance problems could adversely impact our business. Our interstate and international facilitiesbased and resale services are regulated by the Federal Communications Commission ("FCC"). Regulations promulgated by the FCC could change. In addition, the international telecommunications industry is subject to international treaties and agreements, and to laws and regulations that vary from country to country. Enforcement and interpretation of these laws and regulations can be unpredictable and are often subject to informal views of government officials and ministries in each country. In some cases, government officials and ministries may be influenced by ITOs.

     We may be presented with the following potential risks and problems:

     - In some countries, we may need government approval to provide international telecommunications service that will compete with state-authorized carriers.
     - Our operations may be affected by increased regulatory requirements in a foreign jurisdiction.

     - Transit agreements or arrangements may be affected by laws or regulations in either the transited or terminating foreign jurisdiction.
     - Future regulatory, judicial, legislative or political changes could prohibit us from offering services.
     - Regulators or third parties could raise material questions about our compliance with applicable laws or regulations.

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

        RISKS RELATED TO THE INTERNET AND INTERNET TELEPHONY INDUSTRY

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR VOICE AND FAX COMMUNICATIONS, OUR BUSINESS WILL SUFFER.

     The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in its early stages of development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet must also be accepted as an alternative to traditional voice and fax service by communications service providers. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be adversely affected.

IF THE INTERNET INFRASTRUCTURE IS NOT ADEQUATELY MAINTAINED, WE MAY BE UNABLE TO MAINTAIN THE QUALITY OF OUR SERVICES AND PROVIDE THEM IN A TIMELY AND CONSISTENT MANNER.

     Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance. The reliability of the Internet may also decline thereby and impair our ability to complete calls using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Any future outages or delays could adversely affect our ability to complete calls. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular.

WE CANNOT BE CERTAIN THAT OUR ABILITY TO PROVIDE OUR COMMUNICATIONS SERVICES USING THE INTERNET WILL NOT BE ADVERSELY AFFECTED BY COMPUTER VANDALISM.

     Recently, computer vandals have caused certain leading Internet sites to shut down temporarily and have materially affected the performance of the Internet during key business hours by bombarding targeted sites with numerous false requests for data. While we do not operate any websites like those recently affected, we do rely on the Internet to deliver our international communications services. If the overall performance of the Internet is seriously harmed by such website attacks or other acts of computer vandalism, our ability to deliver our communication services over the Internet could be adversely impacted and we may have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer insurance products purporting to cover these losses, we do not maintain any such insurance at this time.

INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES OR MAKE THEM MORE EXPENSIVE.

     The regulatory treatment of Internet telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially imposing settlement rates on Internet telephony providers. Finally, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony in one or more countries, could limit our ability to provide our services or make them more expensive.

     In addition, as we make our services available in foreign countries, such countries may claim that we are required to qualify to do business in that particular country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we are prohibited in all cases from conducting our business in that foreign country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contacts in that jurisdiction. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them. Additionally, it is possible that laws may be applied by the United States and/or other countries to transport services provided over the Internet, including laws governing:

     -  sales and other taxes.
     -  user privacy.
     -  pricing controls.
     -  characteristics and quality of products and services.
     -  consumer protection.
     - cross-border commerce, including laws that would impose tariffs, duties and other import restrictions.
     -  copyright, trademark and patent infringement.
     - claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

     If foreign governments or other bodies begin to regulate or prohibit Internet telephony, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WHICH COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

     While the FCC has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress is not completely satisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on our industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those which provide Internet telephony services to end-users located within the United States.

     Aspects of our operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications, copyright and excise taxes. We cannot assure you that government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. This regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

We also face the following specific regulatory risks:

     RESTRICTION OF CALL REORIGINATION BY CERTAIN COUNTRIES MAY PREVENT US FROM PROVIDING SERVICES.

     Some countries restrict or prohibit call reorigination. A substantial number of countries have prohibited certain forms of call reorigination. These prohibitions have caused us to stop providing call reorigination services in the Bahamas and may require us to do so in other jurisdictions in the future. As of December 1, 1999, reports had been filed with the ITU stating that the laws of 100 countries prohibit call reorigination.

     If a foreign jurisdiction expressly prohibits call reorigination using uncompleted call signaling, and has attempted but failed to enforce its laws against U.S. service providers, the FCC may require U.S. carriers to stop providing call reorigination services. In extreme circumstances, the FCC may revoke the U.S. carrier's authorization. To date, the FCC has ordered carriers to cease providing call reorigination using uncompleted call signaling to customers in the Philippines. Except as discussed in this Registration Statement, we have not been notified by any regulator or government agency that we are not in compliance with applicable regulations.

     THE PROVISION OF CALL ORIGINATION IN SOUTH AFRICA WITHOUT A LICENSE MAY VIOLATE THE TELECOMMUNICATIONS ACT OF 1996.

     For the fiscal year ended March 31, 2000, South Africa comprised our most significant single market and accounted for approximately 13.8% of our total revenues. In South Africa, our agent's provision of certain call reorigination services may be subject to the Telecommunications Act of 1996 (the "SA Telecommunications Act") and the Post Office Act of 1958. The SA Telecommunications Act permits a party, who is issued a telecommunications license, to provide services other than public switched services. We believe that our agent may provide call reorigination services to customers in South Africa without a license. However, the telecommunications regulator in South Africa ("SATRA") has ruled that the provision of call reorigination services to customers in South Africa without a license violates the SA Telecommunications Act. Several entities, including our agent, filed a lawsuit to stay and reverse SATRA's ruling on the basis that SATRA lacks the authority to issue such a ruling and that the SA Telecommunications Act does not prohibit the provision of call reorigination services. SATRA has agreed not to prosecute any person in the call reorigination industry unless the South African courts rule that it may. It is anticipated that final adjudication of this lawsuit could take up to three or four years. If our agent is found to be providing telecommunications service without a required license, it could be subject to (1) fines, (2) termination of its call reorigination service to customers in South Africa and (3) possible denial of license applications to provide services. We cannot guarantee that the courts in South Africa will not rule that call reorigination is illegal, or that the South African legislature will not promulgate an explicit prohibition on call reorigination. Any adverse legal action could harm our business.

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

     WE COULD FACE PENALTIES IF WE VIOLATE THE FCC'S INTERNATIONAL SETTLEMENTS POLICY.

     We are also required to conduct our facilitiesbased international business in compliance with the FCC's international settlements policy (the "ISP"). The ISP establishes the permissible arrangements for facilitiesbased carriers that are based in the U.S. and their foreign counterparts for the termination of traffic over each respective network. Although not yet effective, the FCC recently adopted new rules that remove the ISP for arrangements between U.S. carriers and non-dominant foreign carriers ( i.e., foreign carriers that lack market power). In addition, the FCC removed the ISP for arrangements with any carrier (dominant or non-dominant) to certain competitive routes, where settlement rates are at least 25 percent below the FCC's applicable benchmark settlement rates. These routes currently include Canada, the United Kingdom, Sweden, Germany, Hong Kong, the Netherlands, Denmark and Norway. Certain confidential filing requirements still apply to dominant carrier arrangements. Several of our arrangements with foreign carriers are subject to the ISP. The FCC could take the view that one or more of these arrangements do not comply with the existing ISP rules. A traffic arrangement that does not comply with the ISP may need FCC approval. If the FCC, on its own initiative or in response to a challenge filed by a third party, determines that our foreign carrier arrangements do not comply with FCC rules, it may (1) issue a cease and desist order, (2) impose fines or (3) in extreme circumstances, revoke or suspend our FCC authorizations. This could have a material adverse effect on our business, financial condition and results of operations.

     WE COULD FACE PENALTIES IF WE VIOLATE THE FCC'S TARIFF REQUIREMENTS FOR INTERNATIONAL LONG DISTANCE SERVICES.

     We are required to file with the FCC a tariff containing the rates, terms and conditions for our international telecommunications services. We are also required to file with the FCC any agreements with customers that have rates, terms, or conditions that are different from our tariff. The FCC or a third party could bring an action against us if we (1) charge rates other than those set forth our tariff or a customer agreement filed with the FCC, (2) violate our tariff or filed customer agreement or (3) fail to file with the FCC carriertocarrier agreements. Any actions could result in fines, judgments or penalties and could have a material adverse impact on our business, financial condition and results of operation.

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

     WE COULD FACE PENALTIES IF WE VIOLATE U.S. DOMESTIC LONG DISTANCE SERVICE REGULATIONS.

     Our ability to provide domestic long distance service in the United States is regulated by the FCC and state Public Service Commissions ("PSCs"). The FCC and PSCs regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which our domestic U.S. services are provided. In general, neither the FCC nor the relevant state PSCs exercise direct oversight over prices charged for our services or our profit levels. However, either or both may do so in the future. Federal and state law and regulations require that we file tariffs listing the rates, terms and conditions of services provided. Any failure to
(1) maintain proper federal and state tariffs or certifications (2) file required reports or (3) any difficulties or delays in obtaining required authorizations, could have a material adverse effect on our business financial condition and results of operation. The FCC also imposes some requirements for marketing of telephone services and for obtaining customer authorization for changes in the customer's primary long distance carrier. If these requirements are not met, we may be subject to fines and penalties.

     POSSIBLE FCC REGULATIONS MAY PUT US AT A COST DISADVANTAGE.

     Long distance carriers, such as Ursus, may have to purchase access services from local exchange carriers ("LECs") to originate and terminate calls in connection with their services. Access charges represent a significant portion of our cost of U.S. domestic long distance services. Generally, access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. The FCC is reviewing its regulation of LEC access charges to better account for increasing levels of local competition. If these proposed rate structures are adopted, we could be placed at a significant cost disadvantage compared to larger competitors.

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

     FCC APPROVAL FOR TRANSFERS OF CONTROL COULD DELAY OR PREVENT CHARGES OF CONTROL.

     The FCC and certain state agencies must approve assignments and transfers of control. An assignment is a transaction in which an authorization is moved from one entity to another. A transfer of control is a transaction in which the authorization remains held by the same entity, but there is a change in the entities that control the authorized carrier. The approval requirements may delay, prevent or deter a change in control or an acquisition of another company. The FCC also imposes certain restrictions on U.S.licensed telecommunications companies that are affiliated with foreign telecommunications carriers. The FCC could restrict our ability to provide service on certain international routes if we (1) become controlled by or under common control with a foreign telecommunications carrier or (2) obtain a greater than 25% interest in or control over a foreign telecommunications carrier.

ACTIONS BY BATELCO BLOCK OUR ABILITY TO SERVICE BAHAMIAN CUSTOMERS.

     We entered into an operating agreement with the Bahamas Telephone Company ("Batelco") to provide international telecommunications services to customers in the Bahamas. In the past Batelco has taken several actions designed to block our ability to offer services to customers in the Bahamas. We believe Batelco's actions violate the terms of our operating agreement and are inconsistent with U.S. policy. For the fiscal year ended March 31, 2000 and 1999, we derived approximately 2.9% of our revenues from services we provided in the Bahamas.

FRAUD LOSS COULD MATERIALLY HARM OUR BUSINESS.

     The telecommunications industry has historically been exposed to fraud losses. We have implemented antifraud measures. In order to minimize losses relating to fraudulent practices, we: (1) enter into employment agreements with our employees, (2) limit and monitor access to our information systems and (3) monitor use of our services. A failure to control fraud could materially harm our business, financial condition and results of operations.

Fraud has historically been a more significant problem for large providers of telecommunications services than it has for us, because our few employees and switching facilities are relatively easier to monitor than those of the large providers. We have recently seen an increase in fraud losses from individuals who have obtained authorization codes and credit card information illegally. We anticipate that this will continue to be a problem especially with our entrance into the Internet e-commerce market. We have been working closely with our third party credit card processors and our internal MIS staff in an attempt to limit our exposure. We cannot assure you that we will be successful in limiting our losses, which could have a material impact on our results of operations and cash flows.

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

THE LOSS OF KEY PERSONNEL COULD ADVERSELY EFFECT OUR BUSINESS.

     We depend on the efforts of our senior officers and on our ability to hire and retain qualified management personnel. The loss of any key personnel could materially and adversely effect our business and our future prospects. We have entered into employment agreements with certain of our senior officers. We have obtained key person life insurance, of which we are the beneficiaries, on the lives of each of Messrs. Giussani and Chaskin in the amount of $2 million. Our future success will depend on our ability to attract and retain key personnel to help us with the growth and development of our business.

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

WE MAY NOT BE ABLE TO RAISE ADDITIONAL MONEY IF WE NEED IT.

     We expect that the remaining proceeds from the Private Placement, together with other existing and anticipated sources of liquidity, will provide sufficient capital for us to fund anticipated growth for the next 12 months. Based on our current business model, we will be actively seeking new sources of equity or other financing to support our increased capital requirements due to the continued development of theStream.com and the ongoing development and migration to IP telephony. There are no guarantees that sufficient funding will occur in time to fulfill our business model. If there is any delay in obtaining this additional financing we will implement our contingency plans, which could affect our future growth. The amount of our future capital requirements will depend upon many factors, including performance of our business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within our control, including competitive conditions and regulatory or other government actions. If our plans or assumptions change or prove to be inaccurate or the net proceeds from the Private Placement, together with other existing and anticipated sources of liquidity, prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS COULD MATERIALLY IMPACT OUR STOCK PRICE.

     Our quarterly operating results have fluctuated and may continue to fluctuate due to various factors. The factors include the following:

     -  the timing of investments.
     -  general economic conditions.
     -  specific economic conditions in the telecommunications industry.

     -  the effects of governmental regulation and regulatory changes.
     -  user demands.
     -  capital expenditures.
     -  costs relating to the expansion of operations.
     -  the introduction of new services by us or our competitors.
     - the mix of services sold and the mix of channels through which our services are sold.
     -  changes in prices charged by our competitors.

     Variations in our operating results could materially affect the price of our common stock.

OUR CONTROLLING SHAREHOLDERS CAN ELECT A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS AND APPROVE FUNDAMENTAL CORPORATE TRANSACTIONS.

     A group of shareholders (the "Controlling Shareholders") beneficially own an aggregate of 62.2% of the outstanding shares of our common stock and 100% of our Series A Preferred Stock. The Controlling Shareholders can elect a majority of the board of directors and approve certain fundamental corporate transactions including mergers, consolidations and sales of assets. As long as the Controlling Shareholders hold the shares of Ursus, third parties cannot gain control of Ursus except through purchases of common stock beneficially owned or otherwise controlled by the Controlling Shareholders.

     Owners of the Series A Preferred Stock have the exclusive right to elect two (2) of the five (5) members of our board of directors, and one member less than a numerical majority of any expanded board of directors. The common stock votes cumulatively for the election of directors. Therefore, the Controlling Shareholders can elect at least one member of the board of directors so long as they control at least 33.3% of the outstanding common stock. A smaller percentage would be required if the size of our board of directors is expanded. Each of the Controlling Shareholders has advised us that their current intention is to continue to hold all of the shares of Series A Preferred Stock and substantially all of the common stock beneficially owned by them. However, we cannot guarantee that any of the Controlling Shareholders will not decide to sell all or a portion of their holdings at some future date. We also cannot be certain that holders of common stock, will be allowed to participate in a transfer by any of the Controlling Shareholders of a controlling interest in the Ursus or will realize any premium with respect to shares of common stock.

RISKS ASSOCIATED WITH THE YEAR 2000.

     As a result of completing our Year 2000 readiness project prior to year end, we were able to avoid any significant problems that may have resulted due to the impact of the Year 2000. These problems, which were widely reported in the media, could have caused malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. To date we are not aware of the occurrence of any significant Year 2000 problem.

     We did not incur any significant costs in completing our Year 2000 readiness project. No significant costs are expected as we continue to monitor our systems for any undiscovered Year 2000 problems.

RECENT DEVELOPMENTS

     On August 19, 1999, Ursus entered into a network agreement with Global Crossing USA Inc. ("Global Crossing") pursuant to which we will purchase a minimum of $30 million of capacity in Global Crossing's fiber optic cable systems over a prescribed period of time. Our purchases will consist of indefeasible rights of use ("IRUs") which have an estimated life of 15 to 25 years.

     On February 10, 2000, as part of the Private Placement, Ursus entered into a purchase agreement to sell 615,115 shares of our common stock for $7 million to an institutional group of investors. The net proceeds to us after deducting expenses was approximately $6.6 million. We also granted the investors 279,998 five year warrants to buy common stock at $15.3956 per share. Ursus has provided the investors with certain anti-dilution protections for a maximum of 30 months with respect to the shares sold and warrants issued. However, except for the warrants, the anti-dilution protection period will end on the completion of a firm commitment underwritten primary public offering of stock during calendar year 2000. Under the terms of the anti-dilution clause, the investors would receive a share price adjustment in the event of a subsequent issuance of common stock at a price which is less than the price they paid. Existing employee stock options, warrants and certain other future issuances as defined in the purchase agreement would be excluded from the anti-dilution adjustment.

     In connection with the Private Placement, Ursus entered into a registration rights agreement with the investors which provides for the registration of the common stock and the common stock underlying the warrants with the SEC. The registration statement became effective on April 14, 2000.

     On June 1, 2000, we acquired the retail customer base and certain assets of a United States based carrier. The purchase price will be valued at three times the gross revenue billed to the customer base during the month of June 2000. We have the option to pay cash or to pay in common stock. If we elect stock consideration, valuation will be based on the average closing price of our common stock for the 20 trading days prior to the payment date of July 17, 2000. Ursus will amortize the customer base over the estimated run-off of the customer base.

     We also acquired a switch and other equipment from the seller for approximately 95,000 in cash and 33,000 shares of our common stock.
These assets will be amortized over their estimated useful lives in accordance with our depreciation policy.

     In connection with the transaction the company will pay contingent consideration on the excess of the average billed amounts to the acquired customer base during the months of September, October, and November 2000 over the June billed amount, if any. The Company has the option to pay in either cash or stock and shall be paid by December 31, 2000.

      On June 13, 2000, pursuant to a Stock Purchase Agreement and Merger Agreement (collectively, the "Agreements") dated as of June 1, 2000, the Company, through a subsidiary, acquired Latin American Enterprises ("LAE") and purchased all the issued and outstanding common stock of various affiliated companies. LAE is a provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operates a switching facility in Miami, Florida. Pursuant to the Agreements, the shareholders of Latin American Enterprises and the affiliated Company's received aggregate consideration of 450,000 shares of the Company's common stock together with $65,000 and warrants to purchase an additional 200,000 shares of the Company's
common stock at a price of $15.50 per share.   Based upon the closing price of
the Company's common stock on June 1, 2000 and the fair market value of the other consideration given, the aggregate consideration is valued at approximately $4.0 million.


EMPLOYEES

     As of March 31, 2000 we had 73 fulltime employees in the United States. Though our overseas subsidiaries we have an additional 15 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

TRADEMARKS

     We have, effective October 5, 1999, registered the service mark "Ursus Telecom Corporation" and our associated logo with the U.S. Patent and Trademark Office. This registration is valid for ten years, but may be extended. It is possible that prior registration and/or uses of the mark or a confusingly similar mark may exist in one or more of such countries, in which case the we may be precluded from registering and/or using the Ursus mark and/or logo in such countries.

ITEM 2.     PROPERTIES.
------      ----------

     We currently occupy approximately 11,990 square feet of office space in Sunrise, Florida, which serves as our principal executive office and 6,000 square feet of office space in Clearwater, Florida, which we assumed upon our acquisition of Access. The leases have total annual rental obligations of approximately $342,000. The lease in Sunrise expires on April 30, 2003. The lease in Clearwater expires March 31, 2001. We believe that our office space is adequate for our current purposes.


ITEM 3.     LEGAL PROCEEDINGS.
------      ------------------

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------
     Not applicable.

                                PART II

Item 5.     Market for our Common Equity and Related Shareholder Matters.

     (a)     Price Range of Common Stock.

     Our Common Stock began trading on the Nasdaq National Market on May 13, 1998 under the symbol "UTCC." Prior to such date, no public market for our Common Stock existed. As of June 29, 2000 we had 1,000 shares of Series A Preferred Stock issued and outstanding and 7,999,815 shares of Common Stock issued and outstanding, which were held by 27 holders of record. Because many of our shares of Common Stock are held by brokers on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

     The following table sets forth, for the periods indicated the high, low and closing sales prices per share of Common Stock as reported by Nasdaq.

                                                     Stock Prices
                                                     ------------
                                           High           Low        Close
                                           ----           ----       -----
    2000 Fiscal Year
    ---------------
    Quarter  ended June 30, 1999          $ 4.9375       $ 3.00     $ 3.625
    Quarter ended September 30, 1999      $20.8750       $ 3.6875   $18.750
    Quarter ended December 31, 1999       $19.75         $13.125    $13.25
    Quarter ended March 31, 2000          $18.0625       $12.875    $16.3125

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

Item 6.     Selected Consolidated Financial Data
------      -------------------------------------

     The following selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements of Ursus and related Notes thereto included elsewhere in this Form 10-K and with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

  (in thousand except per share amounts)          Year ended March 31,

                               1996        1997      1998    1999     2000
                               ----        ----      ----    ----     -----
Total revenues               $13,228      $20,838   $28,098 $34,326   33,526
Gross profit                   5,553        8,643     9,565  12,203   10,723
Operating income (loss)        1,369        2,004     1,720      34   (5,831)
Net income (loss)                790        1,253     1,074     194   (5,063)
Pro forma historical in 1999
 and 2000) net income
 (loss) per share-
  basic and dilutive (1)         .16          .25       .21     .03     (.75)
Pro forma weighted average
 shares outstanding (1)        5,000        5,000     5,000   6,296    6,759

EBITDA (2)                     1,463        2,140     1,927   1,193    3,898
Total current assets           2,363        4,566     5,502   8,641   11,964
Working capital                  811        1,646     1,092   2,135    4,760
Total assets                   2,797        5,243     7,718  23,043   27,530
Total current liabilities      1,552        2,920     4,410   6,506    7,204
Long term debt, less
  current portion                580          425         -       -      239
Total shareholders' equity
  (deficit)                      609        1,861     2,948  15,284   18,872

-----------------
(1) Pro forma net income (loss)per common share - basic and dilutive (for periods prior to 1999) is computed based on the pro forma weighted average number of common shares outstanding during each period and gives retroactive effect to the Stock Split and Recapitalization. Amounts for 1999 and 2000 reflect historical amounts. See Note 2 to Consolidated Financial Statements.
(2) EBITDA represents net income plus net interest expense (income), income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net income, as a measure of performance, or cash flow as a measure of liquidity. It is included herein because it is a measure commonly used by securities analysts.

Item 7.     Management's Discussion and Analysis of Financial Condition and
-------     Results of Operations.
            ---------------------------------------------------------------

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF URSUS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING URSUS INCLUDED ELSEWHERE IN THIS FORM 10-K.

     We are a facilities-based provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and directdial international service, Internet telephony and voice over the Internet protocol ("VOIP") typically to small and mediumsized businesses and travelers. Our primary service is call reorigination; however, we have increasingly been migrating calls to direct access, VOIP and other methods of transmission. We also sell services to other carriers and resellers on a wholesale basis in the US as well as abroad. Our retail customer base, which includes corporations and individuals, is primarily located in Southern Africa, Latin America, the Middle East (Lebanon and Egypt), Germany, New Zealand and other parts of the world. We operate a switchedbased digital telecommunications network out of our primary switching hub located in Sunrise, Florida. We installed our first switch in Sunrise, Florida, which became fully operational in October 1993. As of March 31, 2000, we operate six NACT-STX switches with a capacity of 8,064 ports out of our central hub in
Southern Florida.    On September 17, 1998, as described below, we acquired
Access Authority. This acquisition effectively tripled the number of minutes going through our switching center.

     We have also developed an e-commerce site known as theStream.com. Our goal for theStream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site is running on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options such as voice over the Internet, PC to phone, phone to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services. Currently the site is operating without strong marketing support, and therefore we have not generated significant revenues as of the filing of this form 10-K. See discussion in "Liquidity and Capital Resources" herein regarding the effects of theStream.com.

     From November 1993 until the current time, we have grown by marketing our services through a worldwide network of independent agents and resellers which now serves in the aggregate approximately 130,000 active registered subscribers as of March 31, 2000. Billed minutes of traffic have increased from 552,374 minutes in the fiscal year ended March 31, 1994 to 112,595,338 minutes in the fiscal year ended March 31, 2000.

     On September 17, 1998, we purchased all the issued and outstanding common stock of Access for $8 million in cash. Access provides international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and resellers. Access operated a switching facility in Clearwater, Florida, which has now been fully integrated into our Sunrise, Florida facility.

     We have recently expanded our reach into Latin America and Spain through the acquisition of Latin America Enterprises ('LAE') on June 1, 2000. LAE is provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports, railroad stations and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operates a switching facility in Miami, Florida. We anticipate that we will consolidate the switching into our Sunrise, Florida facility.

     We have expanded our high margin retail customer subscriber base by purchasing a customer base from a US based carrier on June 1, 2000. This purchase also gave the Company a point of presence in Los Angeles, California, Nigeria and Gibraltar.

     Our management believes that the funds raised by our private equity placement on February 10, 2000 will allow us to expand our customer base and the number of markets we penetrate by:

     - acquiring competitors which we believe will add additional annual revenues to our business along with synergistic opportunities. Deregulation and increased competition in the telecommunications industry have created a strong motivation to rapidly gain market share in selective markets through acquisitions.

     - acquiring equity interests in our exclusive agents in selected markets to further solidify the contractual relationships with these agents and to expand our business in markets offering favorable opportunities and returns.

     - deploying new technologies such as IP telephony technology to bypass today's switched telephone network by using costeffective packet switched networks and/or the public Internet for the delivery of fax and voice communications. We intend to deploy a number of servers and POP's in selected countries to exploit the opportunities provided by IP telephony technology. This strategy will allow for more aggressive market penetration in selected markets, particularly in regulated markets, and a possible reduction in transmission costs.

     - purchasing telecommunications equipment, including switches, gateways and servers using financing arrangements in order to expand our direct access and IP Network.

     - Continued marketing and development of our electronic commerce ("E-Commerce") internet site called "theStream.com". This site incorporates our traditional services with new service options such as voice over the Internet, PC to phone and other sophisticated web-centric applications.

REVENUE

     The geographic origin of our revenues is as follows:

                                              Year Ended March 31,
                                              -------------------
                                   1998            1999            2000
                                   ----            ----            ----

Africa                           $8,346,025     $8,090,987     $5,025,974
Europe                            3,857,504      8,818,687      8,712,084
Latin America                     6,523,384      6,131,277      4,883,619
Middle East                       4,721,592      4,077,678      4,282,423
Other                             1,719,272      1,850,736      1,830,775
United States                     2,930,547      5,356,781      8,790,890
                                  ----------------------------------------
                                $28,098,324    $34,326,146    $33,525,765
                                 -----------------------------------------
                                 -----------------------------------------

    Our subscriber base has grown as follows:

     As of:                                    Number of Subscribers(1)
     ------                                    ------------------------
     March 31, 2000                                     130,483
     March 31, 1999                                     103,384
     March 31, 1998                                      30,850


     (1) Subscribers are defined as the number of users of our network whether as a direct retail customer or through a wholesaler/reseller.

     The number of our independent agents has varied as follows:

     As of:                                 Number of Independent Agents
     -----                                  ----------------------------
     March 31, 2000                                 205 (1)(2)
     March 31, 1999                                 185 (1)(2)
     March 31, 1998                                  14

     (1) Of which 11 and 5, were exclusive as of March 31, 1999 and 2000, respectively.

     (2) The number of agents is based on the average number of active agents on a monthly basis.

     The percentage of retail (minutes sold to retail end users) and wholesale (minutes sold to other telecommunication carriers and resellers) revenues has been as follows:

Period Ended                               Retail     Wholesale     Other
-------------                              ------     ---------     -----
                                             %            %           %
Year Ended March 31,2000                   63.5%         35.5%       1.0%
Year Ended March 31, 1999                  76.5%         23.5%         -
Year Ended March 31, 1998                  86.1%         13.9%         -

     We generate retail revenues primarily through our independent agents. No single subscriber represents 1% or more of our revenue. Agency agreements can be exclusive or non exclusive and typically have an initial term of five years with two additional threeyear renewal periods. The four largest independent agents account for approximately 38.8% of our revenue for the year ended March 31, 2000. Any material disruption in or termination of these agreements could have a material adverse effect on our operations. An adverse economical and political climate in Russia and Ecuador during fiscal year 1999 has resulted in a pull-out from these markets . Despite these market losses, we continue to increase our retail traffic with a 25.3% increase in minutes for the year ended March 31, 2000 as compared to the year ended March 31, 1999. However, as the telecommunications industry is currently operating in a deflationary environment our revenues have been generally flat.

     We believe our retail services are priced below those of the incumbent ITOs in each country in which we offer our services. Prices for telecommunications services in many of our core markets have declined as a result of deregulation and increased competition. We believe that worldwide deregulation and increased competition are likely to continue to reduce our retail revenues per billable minute. We believe, however, that any decrease in retail revenues per minute will be at least partially offset by an increase in billable minutes by our customers. In addition, our cost per billable minute has decreased as a result of the deployment of direct access facilities, the application of IP telephony technology particularly for fax transmissions, and our ability to exploit purchasing discounts based on increased traffic volumes.

COST OF REVENUES AND GROSS MARGIN

     The most significant portion of our cost of revenues is transmission and termination costs which vary based on the number of minutes used. We purchase switched minutes from other carriers. We have historically purchased a portion of the minutes subject to fixed volume commitments. Carriers have recently reserved the right to terminate these agreements upon short notice. We have historically been able to arrange favorable volume purchase arrangements based upon our high usage and excellent credit history, and these arrangements continue under more recent terminable agreements.

     During the last year, our segment of the international telecommunications industry has experienced a continuing tightening of gross margins due to declining retail and wholesale prices, as exemplified by the decline in the Company's gross margins from 35.6% in fiscal 1999 to 32.0% in fiscal 2000. Factors impacting our margin performance are primarily the reduction of retail prices. We continue to work aggressively with our suppliers in order to negotiate on a continuing basis adequate cost structures allowing for the improvement of margins. We believe that the continued deployment of the IP network and the resulting increased utilization of fixed dedicated circuit facilities will reduce our costs and thus increase margins. The reduction in retail prices reflects increased competition arising from deregulation as well as our strategic decision to gain market share and increase revenue through more competitive pricing. By increasing total minutes purchased through aggressive retail and wholesale expansion, we expect to reduce the rates we pay for switched minutes through volume discounts and other mechanisms. The benefits of such cost reductions, however, can have a slower impact on our operating results compared to the more immediate revenue reductions resulting from price discounting.

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

      We are seeking to lower the variable portion of our cost of services by eventually originating, transporting and terminating a higher portion of our traffic over our own Network or via media such as the Internet and private data networks and by increasing our purchasing power and volume discounts through an increase in the number of minutes we purchase from other carriers. In addition, we seek to reduce our cost of revenues by expanding and upgrading the Network, by adding more owned and leased circuits and facilities and by increasing the traffic volume carried over these facilities. This should result in lower variable costs as a percentage of our revenues moves over fixed cost facilities. This would allow us to spread the fixed costs over increasing traffic volumes and negotiate lower cost of transmission over the facilities owned and operated by other carriers, principally through increased purchasing volumes and by expanding our least cost routing choices and capabilities. With this objective in mind, the Company entered on August 19, 1999 into a network agreement with Global Crossing USA Inc. pursuant to which we will purchase a minimum of $30 million of capacity in Global Crossing's fiber optic cable systems over a period of time. Our purchases will consist of indefeasible rights of use ("IRUs" which have an estimated useful life of 15 to 25 years.

     Our overall gross margins will, however, fluctuate in the future based on the mix of wholesale and retail international long distance services and the percentage of calls using private circuits, direct access and/or callthrough compared to call reorigination.

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


Year Ended March 31, 2000......................................12.5%
Year Ended March 31, 1999......................................14.1%
Year Ended March 31, 1998......................................17.3%

     Agents' commissions have remained stable as a percentage of revenue at least until the acquisition of Access. Since the acquisition of Access, we have increased our wholesale business and therefore have decreased commissions as a percentage of sales. We do not pay commissions to generate wholesale sales. We expect that commissions will continue to decline as a percentage of revenues as a result of increased wholesale traffic, which is not commissionable.

     Selling expenses, exclusive of commissions, consist of selling and marketing costs, including salaries and benefits, associated with attracting and servicing agents. We perform standard due diligence prior to signing agency agreements and then expend significant time training the agents in our practices and procedures.

     Our general and administrative expenses consist of salaries, benefits and corporate overhead, including bonuses paid to executive officers as well as bad debt expenses. We believe our selling costs have historically been lower relative to our competitors, due to our agent network. Our financial results reflect higher levels of bad debt losses as our wholesale and other lines of business expand. We have seen that general and administrative expenses have increased as a percentage of revenues due to additional costs associated with our development and expansion, expansion of our marketing and sales organization, and introduction of new telecommunications services such as VOIP and internet-based web centric products and the deployment of theStream.com.

     Depreciation and amortization expense consists primarily of the expenses associated with our investments in equipment and the acquisition of Access. We expect that depreciation and amortization will continue to increase substantially as we install additional switches and other fixed facilities.

     Other income (expense) consists primarily of interest expense on longterm debt and interest income earned in connection with shortterm investments, loss on equity investment and other items.

                        SUMMARY OF OPERATING RESULTS
                     (STATED AS A PERCENTAGE OF REVENUES)


                                            Year Ended March 31,
                                            --------------------
                                        1998       1999        2000
                                        ----       ----        ----
Revenues                                100.0%     100.0%      100.0%
Cost of revenues                         66.0       64.4        68.0

Gross profit                             34.0       35.6        32.0

Operating expenses:
    Commission                           14.9       10.8         8.0
    Selling, general and
       administrative                    12.3       22.0        36.0
    Depreciation and amortization         0.7        2.7         5.4
Total operating expenses                 27.9       35.5        49.4

Operating income (loss)                   6.1        0.1       (17.4)
Other income (loss)                                 (1.4)        0.2
Income before income taxes                6.2        1.5       (17.2)
Income tax expense (benefit)              2.5        0.9        (2.1)
Net income (loss)                         3.8        0.6       (15.1)

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED MARCH 31, 1999:

     Revenues. Revenues decreased $0.7 million (2.3%) from $34.3 million for the year ended March 31, 1999 to $33.6 for the year ended March 31, 2000. The revenue decrease during that period is primarily attributable to an industry wide decrease in revenues per minute as exemplified by the decline in revenue per minute by 38.8% or $0.19 from $0.49 in fiscal 1999 to $0.30 in fiscal 2000. Minutes of billable traffic for the year increased by 59% to 112.6 million compared to 70.7 million minutes in fiscal 1999. The increase in billable minutes came primarily from our wholesaler retail traffic, which increased by about 120.0% from approximately 25 million minutes to approximately 56 million minutes. The direct retail traffic generated for the most part by our network of exclusive agents grew by approximately 25% from approximately 45 million minutes to 57 million minutes. The decrease in revenue per minute is consistent with our entry into the more mature European markets, the ongoing deregulation process and open market policy in our core markets of Latin America and with our increased wholesale sales, which traditionally generate lower revenue per minute. In addition, we made a conscious decision to exit or gradually leave high risk, but historically high margin markets like Russia, Lebanon and Ecuador, which impacted our revenue sources.

     Cost of Revenues. Cost of revenues increased $0.7 million (3.1%) from $22.1 million for the year ended March 31, 1999 to $22.8 million for the year ended March 31, 2000. Cost of revenues as a percentage of revenues increased from 64.4% to 68.0%. As a percentage of revenue cost of revenues increased due to the higher percentage and increasing growth of our wholesale and reseller traffic, which generates lower margins as compared to our overall retail base.

     Gross Profit.   Gross profit decreased $1.5 million (12.1%) from $12.2
million for the year ended March 31, 1999 to $10.7 million for the year ended

March 31, 2000. As a percentage of revenue, gross profit decreased from 35.6% during the year ended March 31, 1999 to 32.0% for the year ended March 31, 2000. Gross profit decreased as a percentage of revenues as a result of the increase in wholesale revenue, which generated lower gross margins, and the contribution of the low margin Military personnel retail traffic generated from our Germany customer base. The lower margins were partially offset by a reduction in carrier costs as a percentage of revenue because the number of minutes we purchased in fiscal 2000 increased substantially, thereby increasing our volume-based carrier discounts. For the year ended March 31, 2000 as compared to the year ended March 31, 1999, the average cost per minute has decreased approximately by 35.0% to an average of $0.20 per minute.

     Operating Expenses. Operating expenses increased $4.4 million (36.0%) from $12.2 million for the year ended March 31, 1999 to $16.6 million for the year ended March 31, 2000. As a percentage of revenues selling, general and administrative expenses including commissions increased from 32.8% to 44.0%. The increase was due primarily to the expansion in personnel and overhead expenses associated with the continued expansion of our switching and operational facilities, the development of theStream.com and the costs in migrating traffic to Internet protocol (IP) telephony, in addition to costs associated with our effort to accelerate our worldwide marketing efforts and expand on our VOIP carrier to carrier service capabilities. Operating expenses were also impacted by a higher level of bad debt expense which increased $0.7 million (140%) from $0.5 million for the year ended March 31, 1999 to $1.2 million dollars in the year ended March 31, 2000 as a result of increased risk of loss with some of our agents and wholesalers. Commission decreased 27.9% during the period from $3.7 million to $2.7 million reflecting decreased retail revenue as a result of declining retail prices.

      Depreciation and amortization: Depreciation and amortization expense increased approximately $0.9 million (98.1%) from approximately $0.9 million for the year ended March 31, 1999 to approximately $1.8 million for the year ended March 31, 2000 primarily as a result of the expansion of our infrastructure in connection with our internet and VOIP projects and the ongoing deployment of our IP network. The increase is attributable to new switches servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software, leasehold improvements, internal use of software and the amortization of acquisitions.

       Operating Income( loss). Operating income decreased from approximately $34,000 for the year ended March 31, 1999 to an operating loss of approximately $5.8 million for the year ended March 31, 2000, primarily as a result of a 36.0% increase in operating expenses, a 3.6% decrease in gross profit margins and a 2.3% decrease in revenues as described above.

       Other income (expense). Other income decreased approximately $0.4 million from approximately $0.5 million for the year ended March 31, 1999 to approximately $0.1 million for the year ended March 31, 2000. This decrease was primarily due to a decrease in interest income derived from the invested proceeds of funds from our initial public offering and the private placement of February 10, 2000 and the resolution of a carrier billing dispute in 1999 with no corresponding items in the 2000 fiscal year .

      Net Income(loss). As a result of all of the foregoing factors, and in light of our strategic decision to increase our market share through price reductions coupled with the ongoing existing competitive market pressure on gross margins and as a result of the increased expenses in personnel, back-office and switch operations in combination with our effort in accelerating our presence in the Internet protocol (IP) and Voice over the Internet (VOIP) markets as well as the continued development of theStream.com our net income decreased approximately by $5.3 million from net income of approximately $0.2 million in fiscal year 1999 to a net loss of $5.1 million for fiscal year 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1999 AS COMPARED TO THE YEAR ENDED MARCH 31, 1998

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

     Operating Expenses. Operating expenses increased $4.3 million (55.1%) from $7.8 million for the year ended March 31, 1998 to $12.2 million for the year ended March 31, 1999. The increase was due primarily to the acquisition of Access, which added approximately $3.3 million in operating expenses. In addition, we had an increase in selling, general and administrative expenses consisting primarily of salaries and benefits for executives, additional marketing, customer service and accounting personnel and increased bad debt expenses. As a percentage of revenues selling, general and administrative expenses increased 9.7% from 12.3% to 22.0%. We have aggressively expanded our personnel and operational infrastructure in anticipation of increased traffic and revenues through the implementation of our acquisition program and other marketing / sales programs, such as, the ongoing e-commerce initiative. We expect that operating expenses as a percentage of revenue will decrease with the final integration of the operations of Access, the start of the e-commerce site and other potential future acquisitions.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1998 AS COMPARED TO THE YEAR ENDED MARCH 31, 1997

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

     Cost of Revenues. Cost of revenues increased by $6.3 million (52%) from $12.2 million in the fiscal year ended March 31, 1997 to $18.5 million in the fiscal year ended March 31, 1998. The increase in cost of revenues primarily reflects an increase in sales volume, based on number of minutes sold. Costs of revenues as a percentage of sales increased from 58.5% to 66%, because selling prices per minute decreased faster than costs per minute. This increase in our costs as a percentage of revenues primarily reflects declining retail prices, the growth of the less profitable wholesale business, and increasing incremental nonbillable access costs associated with our call reorigination business. As discussed in "Cost of Goods Sold and Gross Margin" above, retail price reductions tend to reduce gross revenues before the benefits of the negotiated volumebased rate reductions by carriers can be realized, a fact which resulted in a decline in the gross profit margin in the retail segment of revenues from 41.4% for the fiscal year ended March 31, 1997 to 37.9% for the fiscal year ended March 31, 1998. Our margins for fiscal year ended March 31, 1998 reflected this trend, despite the increased costs of revenues being in part mitigated by the settlement of a dispute regarding a purchase contract from a supplying carrier. The effect of such settlement was a one-time savings in cost of revenues equal to 3.5%.

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

     Interest Expense. Interest was approximately $39,000 in the fiscal year ended March 31, 1997 and $24,000 in the fiscal year ended March 31, 1998, reflecting a reduction in our outstanding longterm debt.

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

     Net cash provided by operating activities was $1.5 million in 1998 and net cash used in operating activities was $1.4 million in 1999 and $2.6 million in 2000. The net cash provided by operating activities in 1998 mainly reflects net earnings offset by increases in accounts receivable relative to accounts payable to carriers. For the fiscal year ended March 31, 1999, the net cash used in operating activities was primarily the result of a reduction of carrier and other payables subsequent to the acquisition of Access. During the fiscal year ended March 31, 2000 the net cash used in operating activities increased as compared to fiscal 1999 as a result of the net loss.

     Net cash used in investing activities was $0.3 million in 1998, $9.1 million in 1999 and $1.9 million in 2000. The net cash used in investing activities in 1998, and 2000 principally reflects an increase in equipment purchases. In fiscal 1999 we made several acquisitions which resulted in cash payments of approximately $7.9 million.

     Net cash used in financing activities was approximately $944,000 in 1998 and net cash provided by financing activities was $11.9 million in 1999 and
7.9 million in 2000. The activities consisted of debt repayment, primarily to our bank for longterm financing obtained in 1993 and 1994. Net cash used in financing activities for the fiscal year ended March 31, 1998 was approximately $944,000 reflecting debt repayment and deferred costs related to our initial public offering. For the year ended March 31, 1998, the net cash provided by financing activities resulted from the sale of our stock in the initial public offering offset by lease payments. During the year ended March 31,2000, net cash provided by financing activities was a result of a private placement of stock, which resulted in $6.6 million in net proceeds plus the exercise of stock options and warrants which generated an additional $2.0 million. This cash inflow was offset by repayments of vendor financing, capital leases and a seller note.

     On February 10, 2000 we agreed to sell $7 million in stock to a group of private institutional investors. The net proceeds to the Company from the sale after deducting expenses were approximately $6.6 million.

     We expect that the remaining proceeds from the sale of common stock and internally generated funds, will provide sufficient capital for us to fund anticipated growth for the next 12 months. Based on our current business model, we will be actively seeking new sources of equity or other financing to support our increased capital requirements due to the continued development of theStream.com and the ongoing development and migration to Internet protocol
(IP) / VOIP telephony. There are no guarantees that sufficient funding will occur in time to fulfill our business model. If there is any delay in obtaining this additional financing we will implement our contingency plans, which could affect our future growth. The amount of our future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within our control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds from the sale of common stock, together with internally generated funds or other financing, prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned.

     In order to provide flexibility for potential acquisition and network expansion opportunities, we have and will continue to seek financing arrangements with vendors or other financial institutions. Other future sources of capital for us could include public and private debt, including high yield debt offerings, public and private equity financing, stand by lines of credit and leasing facilities. There can be no assurance that any such sources of financing will be available to us in the future or, if available, that they could be obtained on terms acceptable to the Company. While such financing may provide us additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on us that may affect the Company in a number of ways, including the following: (i) a significant portion of our cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on us that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) our degree of indebtedness and leverage may render it more vulnerable to a downturn in its business or in the telecommunications or Internet industry or the economy generally. In addition, equity financing will increase dilution and thus affect earnings per share to the common share holder.

SEASONALITY

     We have historically experienced, and expect to continue to experience, a decrease in the use of our services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

RISKS ASSOCIATED WITH THE YEAR 2000

     As a result of completing our Year 2000 readiness project prior to year end, we were able to avoid any significant problems that may have resulted due to the impact of the Year 2000. These problems, which were widely reported in the media, could have caused malfunctions in certain software and databases that use date sensitive processing relating to the Year 2000 and beyond. To date we are not aware of the occurrence of any significant Year 2000 problem.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

     The financial statements required pursuant to this item are included in
Part III, Item 14 of this Form 10-K and are presented beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   Financial Disclosure.
         ----------------------------------------------------------------

     Not Applicable.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   ---------------------------------------------------

     The following set forth the executive officers and directors of Ursus:

Name                   Age                       Position

Luca M. Giussani        46     Chief Executive Officer and Director
Jeffrey R. Chaskin      47     President, Chief Operating Officer and Director
Johannes S. Seefried    41     Chief Financial Officer and Director
Richard C. McEwan       45     Vice President of Customer Service
Steven L. Relis         38     Chief Accounting Officer
Gregory J. Koutoulas    51     Vice President, Controller and Secretary
William Newport         64     Director, Chairman of the Board of Directors
Kenneth L. Garrett      57     Director
Vincent Cannistaro             Director

     Luca M. Giussani, a cofounder of Ursus, has served as Chief Executive Officer and Director since our inception and as President from our inception until October 1998. Mr. Giussani currently works full time for us in the United States. Prior to cofounding Ursus with Mr. Chaskin, Mr. Giussani served as an advisor to a number of developing countries for the restructuring of their foreign debt, as well as a consultant to several public sector Italian contractors specializing in the construction of power plants. Prior to 1993, Mr. Giussani was an officer of Orient & China S.P.A., a trading company specializing in transactions with China, and in the following concerns that provided consulting services to Italian contractors: Intraco P.E.F., Balzar Trading Ltd. and Ursus Finance Ltd.

     Jeffrey R. Chaskin is a cofounder of Ursus and has been our Chief Operating Officer and a Director since our inception. Mr. Chaskin was named President in October 1998. Mr. Chaskin has had a key role in the development of various telecommunications companies, and has consulted to the industry since 1981 including consulting regarding call center and switched network operations for CIL, Federal Express, CBN, ASCI and others.

     Johannes S. Seefried has been Chief Financial Officer and a Director of Ursus since February 1997 and was our Chief Accounting Officer from February 1998 through April 1999. Prior to 1994, Mr. Seefried held executive positions in corporate finance and securities sales with commercial and investment banking organizations, both in the United States and Europe. From 1990 to 1993, Mr. Seefried was employed by Banco Santander, a commercial and investment-banking group. Mr. Seefried's primary responsibilities at the Santander Group included serving as a Vice President of corporate business development, including mergers and acquisitions. From 1994 to 1996, Mr. Seefried served as Managing Partner of Seefried Forstverwaltung, a privatelyowned forestry and property management company. Mr. Seefried is a graduate of the Stanford Graduate School of Business, 1994, and the School of Foreign Service at Georgetown University, 1983.

     Richard C. McEwan has been recently named Vice President of Customer Service and served as Vice President of Agency Relations since September 1, 1997. Prior to joining Ursus on a fulltime basis, Mr. McEwan was a consultant to Ursus from its inception. From 1990 until our inception, Mr. McEwen served as the Director of International Development at Gateway USA. From 1988 to 1990 Mr. McEwan was cofounder and Executive Vice President of Gateway AsiaTaiwan, the first overseas agency of Gateway USA providing call reorigination services. Mr. McEwan also provides consulting services to the Ursus agent in the Bahamas. Mr. McEwan received a B.A. from Brigham Young University in 1980 and a Masters of International Management from the American Graduate School of International Management (Thunderbird) in 1982.

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

     Gregory J. Koutoulas has been Vice President, Controller and Secretary of Ursus since November 1994. From 1990 to 1994, Mr. Koutoulas served as Controller of F.A.S.T., INC., a wholesale distributor of health and beauty aids. Prior to his position with F.A.S.T., INC., from 1987 to 1989, Mr. Koutoulas was employed by Bertram Yacht, a manufacturer of luxury yachts, as Manager of Financial Analysis and Cost Accounting. Mr. Koutoulas received a B.S. in Economics with a concentration in Accounting from Purdue University in 1971 and is a licensed Certified Public Accountant.

     William M. Newport became a Director and Chairman of the Board of Directors of Ursus in February 1998. Mr. Newport was Chief Executive Officer of AT&T's cellular business from 1981 to 1983. In 1983, Mr. Newport joined the Bell Atlantic Corporation when it was formed as a result of the AT&T divestiture and retired in December 1992 from the Bell Atlantic Group as a Vice President for Strategic Planning, after a 36year career in the telecommunications industry. Mr. Newport served as a director of Integrated Micro Products, a manufacturer of fault tolerant computers for telecommunications equipment vendors, from 1994 to 1996, and currently serves as a director of the Corporation for National Research Initiatives, a nonprofit information technology research and development company, Authentix Networks, Inc., a wireless roaming fraud prevention and detection service provider and Condor Technology Solutions, a publicly traded company that provides information technology services, such as information systems development, networking, desk top computing systems and design installations. Mr. Newport holds degrees in Electrical Engineering from Purdue University and in Management from the Sloan School of Management at M.I.T.

     Kenneth L. Garrett became a director of Ursus in April 1998. From 1994 to present, Mr. Garrett is President of KLG Associates, Inc., a telecommunications consulting firm specializing in the design and operations of networks, and is a member of the executive committee of Tri State Investment Group, a group providing venture capital based in North
Carolina. From 1989 to 1994, Mr. Garrett was a Senior Vice President in charge of AT&T's Network Services Division, and from 1964 to 1989, he worked in a number of capacities in operations, sales and marketing within the AT&T organization. Also, from 1971 to 1973, Mr. Garrett worked as district plant manager at Pacific Bell Telephone Company in San Francisco. Mr. Garrett holds degrees in Chemical Engineering from Iowa State University and in Management from the Sloan School of Management at M.I.T.

     Vincent Cannistaro became a director of Ursus in October of 1999. Currently, Mr. Cannistraro serves as President of Walsingham International, a company specializing in international due diligence and background investigations. He also provides consulting services for several corporate clients, including Novartis and Deutche Bank, and is an on-air consultant to ABC World News with Peter Jennings regarding international and security affairs. From October 1988 through September 1990, Mr. Cannistraro served as Chief of Operations and Analysis at a critical operations center of the CIA. While at the Department of Defense (January 1987 - October 1988), he was Special Assistant for Intelligence in the office of the Secretary of Defense. Prior to that, Mr. Cannistraro served as Director for Intelligence Programs at the National Security Council, following his professional career as a CIA officer and service in a variety of foreign posts in the Middle East, Africa and Europe.

     The directors are divided into three classes, denominated Class I, Class II and Class III, with the terms of office expiring at the 1999, 2000 and 2001 annual meeting of shareholders, respectively. The directors have initially been divided into classes as follows: Class I: Mr. Giussani and Mr. Chaskin, Class II: Mr. Seefried and Mr. Newport and Class III:
Mr. Garrett and Mr.Cannistrano. At each annual meeting following such initial classification and election, directors elected to succeed those directors whose terms expire will be elected for a term to expire at the third succeeding annual meeting of shareholders after their election. All officers are appointed by and serve, subject to the terms of their employment agreements, if any, at the discretion of the Board of Directors.

     COMPENSATION OF DIRECTORS

     Ursus pays each nonemployee director compensation of $2,000 for each meeting of the Board of Directors that he attends and $500 for a conference telephone meeting with members of the Board. Outside members of the Board will also be granted between 5,000 and 15,000 nonqualified options under the Stock Incentive Plan as described below for each year of service on the Board. Ursus will reimburse each director for ordinary and necessary travel expenses related to such director's attendance at Board of Directors and committee meetings.

     Section 16a
     -----------

     Not applicable.

Item 11.  Executive Compensation.
-------   -----------------------
     The Summary Compensation Table below provides certain summary information concerning compensation paid or accrued during the fiscal years ended
March 31, 2000, 1999 and 1998 by Ursus to or on behalf of the Chief Executive Officer and the three other executive officers of Ursus.

     Annual Compensation
     -------------------

                                                              Long-Term
                                                              Compensation
                                                               Securities
    Name and                                                   Underlying        Other Annual
 Principal Position       Year       Salary        Bonus    Options Granted    Compensation
------------------        ------      -------       ------    ---------------    ------------
Luca M. Giussani            2000      $261,461      $ 45,000        -            $32,158(1)
Chief Executive Officer     1999      $230,769      $240,222     150,000         $33,876(1)
                            1998      $187,615      $281,909        -            $38,100(1)


Jeffrey R. Chaskin(3)       2000     $261,183       $ 70,000        -            $23,960(1)
President and               1999     $230,769       $240,222     150,000         $25,606(1)
Chief Operating Officer     1998     $187,615       $281,909        -            $32,516(1)

Johannes S. Seefried        2000     $200,000           -           -            $ 9,113(2)
Chief Financial             1999     $176,923        75,000      150,000         $ 7,443(2)
Officer                     1998     $137,942        75,000         -            $ 1,490(2)


Richard McEwan(4)(5)        2000     $130,000          -            -                -
Vice President of           1999     $130,000          -          100,000            -
Customer Service            1998     $ 76,000      $40,000          -            $20,962(5)

Paul Biava (6)              2000     $150,673      $ 3,900         40,000            -
Vice President of           1999     $ 92,121                      20,000            -
Operations                  1998         -             -                             -

------------------
(1)  Consists of the use of a company provided automobile and vacation pay.

(2)  Consists of the use of a company provided automobile.

(3) Does not include compensation paid to Mr. Chaskin's wife, Joanne M. Canter, an employee of Ursus. Ms. Canter's salary for 1998, 1999 and 2000 was $18,069, $21,885 and $24,231, respectively.

(4)  Mr. McEwan joined Ursus on September 1, 1997.

(5)  Consulting fees paid from April 1, 1997 to August 30, 1997.

(6) Mr. Biava joined Ursus on September 16, 1998 and resigned effective March 17, 2000.


EMPLOYMENT AGREEMENTS

     Ursus has entered into employment agreements, effective on January 1, 1998, with each of Luca Giussani, Jeffrey Chaskin, Johannes S. Seefried and Richard McEwan for terms ranging from two to five years.

     The employment agreements with each of Messrs. Giussani and Chaskin, respectively, the Company's Chief Executive and Chief Operating Officers, provide for each to receive:

     (i)     base annual salary of $225,000 in 1998, $250,000 in 1999,
$275,000 in 2000, $300,000 in 2001 and $325,000 in 2002;

     (ii) minimum bonuses payable at the beginning of each calendar year, commencing in January 1998, of $45,000; in addition, each executive will receive additional bonuses, depending upon the Ursus operating results, of $45,000 for each $1 million of earnings before interest, taxes, depreciation, amortization and such bonuses ("EBITDAB") up and including to an "EBITDAB" of $4 million, as generated by the Ursus during any fiscal year beginning on April 1, 1998 (such bonuses to be prorated for EBITDAB of a fraction of $1 million and paid monthly, subject to continuing adjustment for each quarterly and fiscal year's EBITDAB);

     (iii) bonuses commencing with the Ursus fiscal year beginning on April 1, 1998, determined as a percentage of the executive's base annual pay depending upon Ursus EBITDAB, these bonuses begin to be payable at 20% of base annual pay for EBITDAB of at least $4 million, and increase in increments of 5% of base annual pay for each $1 million of additional EBITDAB above an EBITDAB of $4 million (such bonuses to be prorated for EBITDAB of a fraction of $1 million and paid quarterly subject to continuing adjustment for each fiscal year's EBITDAB) provided that aggregate bonuses as described in (ii), above and this section (iii) shall not exceed 200% of the annual base pay;

     (iv) in the event of a termination without cause, or termination by the executive for good reason, compensation for the balance of the remaining term of the agreement, but for not less than one year; or in the event of termination of the executive following a change in control, a payment of three years' base includible compensation, equal to the maximum tax deduction that the Company can receive under applicable "golden parachute" regulations;

     (v) confidentiality provisions and a noncompete agreement within the State of Florida for one year after any termination of employment; and

     (vi) 10year options to purchase 150,000 shares of Common Stock at the Offering Price, 75,000 of which vest upon consummation of this Offering and the balance in January 1999 or upon a change in control of the Company.
Mr. Giussani's options will be nonqualified. Options to purchase $200,000 worth of Common Stock issued to Mr. Chaskin will be taxqualified and remainder will be nonqualified.

     The agreements provide that the bonuses already paid to Messrs. Giussani and Chaskin through December 1997 comprise the entire bonus to which each is entitled in respect of the 1998 fiscal year. Both Mr. Giussani and Mr. Chaskin have waived any other claims for compensation from Ursus accruing prior to January 1, 1998.

     Ursus had an employment agreement, which was subsequently superceded as described below, with Johannes Seefried, its Chief Financial Officer, providing for terms similar to those in the employment agreements with Messrs. Giussani and Chaskin described above, except that:

     (i)   the term of the agreement is for two years from January 1, 1998;

     (ii)  the base annual salary is $170,000 in 1998 and $200,000 in 1999;

     (iii) a guaranteed bonus of $50,000 is payable at the commencement of the agreement and a bonus of $75,000 is payable upon consummation of this Offering, in addition to bonuses payable as a percentage of base annual pay depending on the EBITDAB of $4 million or more realized by Ursus in any fiscal year beginning on or after April 1, 1998 and during the term of the agreement; all in accordance with the formula set forth in paragraph (iii), above with respect to Messrs. Giussani and Chaskin; and

     (iv) 10-year options to purchase 100,000 shares of Common Stock at the Offering Price, 50,000 of which vest upon consummation of the Offering and the balance in January 1999 or upon a change in control of Ursus. Options to purchase $200,000 worth of Common Stock will be taxqualified, the remaining options will be nonqualified.

     On June 19, 2000, Ursus and Mr. Seefried entered into a new employment agreement, which supercedes the January 1, 1998, agreement and ends on December 31, 2000. The new agreement provides the following terms:

      (i)   the base annual salary is $200,000.

     (ii) A grant on May 24, 2000 of 25,000 stock options on Ursus common stock of which up to $100,000 in value are eligible for an incentive stock option award, subject to shareholder approval of an increase in the number of shares in the Ursus Stock Option Plan, at a strike price of $10.25, vesting and exercisable on the grant date.

     (iii) A grant of an additional financing performance bonus of 100,000 non-qualified stock options on Ursus common stock at a strike price equal to the closing price on the date the employment agreement was executed, subject to shareholder approval of an increase in the number of shares in the Ursus Stock Option Plan. The performance bonus is based solely upon Ursus obtaining any additional public financing or investment by May 31, 2001. Of such grant, 50,000 stock options shall be vested and exercisable on the closing of any financing or investment of up to $5,000,000. An additional 25,000 stock options for a total of 100,000 stock options shall be vested and exercisable on the closing of any financing or investment of over $5,000,000 up to and including $7,500,000. An additional 25,000 options shall be vested and exercisable on the closing of any financing or investment of over $7,500,000.

     (iv) A grant of an additional specific relationship performance bonus of $75,000 non-qualified stock options on Ursus common stock at a strike price equal to the closing price on the date the employment agreement was executed, subject to shareholder approval of an increase in the number of shares in the Ursus Stock Option Plan. The specific relationship bonus options shall be vested and exercisable on the closing by May 31, 2001 by Ursus of certain pre-determined goals related to closing of commercial agreements.

LONG TERM COMPENSATION

     In connection with our initial public offering we established the 1998 Stock Incentive Plan, whereby 1,000,000 shares of Common Stock were authorized for issuance. As of March 31, 2000, we have granted 986,000 10-year options to purchase Common Stock. No options were granted during the last fiscal year to our executive officers, except for 40,000 options that were granted to Paul Biava and were subsequently forfeited upon his leaving Ursus on March 17, 2000.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth, as to the Executive Officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2000. Merrs. Seefried and McEwan, respectively, have exercised 35,000 and 45,000 stock options to date. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of the outstanding stock options and the fair market value of Ursus' Common Stock as of March 31, 2000.

                                                     Value of Unexercised
                     Number of Securities           In-The-Money Options
                     Underlying Unexercised             At Fiscal Year
                    Options at Fiscal Year End               End
                    ---------------------------     ----------------------
Name                 Exercisable   Unexercisable   Exercisable  Unexercisable
------------------------------------------------------------------------------
Luca M. Giussani       150,000            -          $1,021,875        -
Jeffrey R. Chaskin     150,000            -          $1,021,875        -
Johannes S. Seefried   115,000            -          $1,401,563        -
Richard McEwan          55,000            -          $  374,688        -

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The following table sets forth information as of June 29, 2000 relating to the beneficial ownership of Common Stock by (i) those persons known to Ursus to beneficially own more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of the our directors and executive officers as a group.

Name of Beneficial Owner (13)        Number of Shares    Percent of Ownership
-----------------------------        -----------------   --------------------
Luca M. Giussani (1)(2)                4,250,000(4)             51.5%
Jeffrey R. Chaskin                       574,300(4)              6.9%
Johannes S. Seefried(12)                 140,000(5)(12)_         1.7%
Juan Jose Pino Jr.(10)                   427,498(9)(10)          5.2%
Richard McEwan                            55,000(3)              (7)
William Newport                           25,000(6)              (7)
Kenneth L. Garrett                        20,000(8)              (7)
Vincent Cannistraro                       15,000(11)             (7)
All Executive Officers and
Directors as a Group (7 Persons)       5,506,798(3)(4)           66.7%
                                      (5)(6)(8)(9)(11)

-------------------------

(1) Held by Fincogest S.A., a Swiss nominee entity, whose holdings of Common Stock are beneficially owned by Mr. Giussani (100%). Mr. Giussani has sole voting and investment power with respect to his shares of Common Stock.

(2) Fincogest, S.A. also owns 100% of the outstanding shares of Series A Preferred Stock of Ursus, all of which are beneficially owned by Mr. Giussani, who holds sole voting and investment power with respect to the Series A Preferred Stock.

(3)     Includes 10-year options to purchase 55,000 shares of Common Stock.

(4)     Includes 10-year options to purchase 150,000 shares of Common Stock.

(5)     Includes 10-year options to purchase 25,000 shares of Common Stock.

(6)     Includes 10-year options to purchase 25,000 shares of Common Stock.

(7)     Less than 1%.

(8)     Includes 10-year options to purchase 20,000 shares of Common Stock.

(9) Includes 22,498 shares held by the Juan Jose Pino, Jr. Revocable Trust of which Juan Jose Pino Jr. is the sole beneficiary and 405,000 shares held by Sitwell International Inc. (BVI) of which Juan Jose Pino Jr. owns substantially all of the outstanding shares.

(10)    Excludes 10-year options to purchase 25,000 shares of Common Stock.

(11)    Includes 10-year options to purchase 10,000 shares of Common Stock.

(12)    Excludes 10year options to purchase 175,000 shares of Common Stock.

(13) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). Accordingly, they may include shares owned by or for, among others, the wife, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

Loans and Advances to Executive Officers

     Between December 26, 1995 and July 15, 1997, Ursus loaned an aggregate of $127,000 to Luca Giussani, its Chief Executive Officer. The loans were evidenced by unsecured notes bearing interest at 7.65% per annum. In addition, Ursus made cash advances totaling $4,749 on behalf of Mr. Giussani during this period. At March 31, 1999, Mr. Giussani owed Ursus $10,843. On April 30, 1999 the Board of Directors approved a loan to Mr. Giussani in the amount of
$30,000 evidenced by a promissory note that bears interest at 6%.   On
September 20, 1999 Mr. Giussani repaid the note and accrued interest.

     At March 31, 2000, our Chief Executive Officer owed Ursus $23,514 for cash advances made on his behalf. On May 25, 2000 Ursus advanced an additional $10,000 to its Chief Executive Officer.

     On June 6, 2000 our Board of Directors approved an $80,000 loan to our Chief Executive Officer. The $80,000 loan consists of $50,000 of additional cash and the conversion of $30,000 of cash advances into a loan. The loan is evidenced by a promissory note that is due and payable on September 3, 2000, with interest at the rate of 6.43% per annum.

BONUSES PAID TO EXECUTIVE OFFICERS

     Pursuant to the employment agreements effective January 1, 1998, Messrs. Giussani and Chaskin each received $45,000, $240,222, and $281,909 in bonuses under these agreements for fiscal years ended March 31, 2000, 1999 and 1998, respectively.

      On October 23, 1998 our Compensation Committee approved a special one-time bonus of $120,000 to each of Messrs. Giussani and Chaskin to reward them for their efforts in closing the acquisition of Access. On September
3, 1999 our Compensation Committee approved a special one-time bonus of $25,000 to Mr. Chaskin for repositioning Ursus with the investment community, in developing a new strategy for the Company and in developing and launching of "theStream.com"TM..

     From April 1, 1999 to October 31, 1999 the Company was paying its Chief Executive Officer and its President bonuses in advance pursuant to the employment agreements effective January 1, 1998. At March 31, 2000 the amount due from the two officers for bonuses paid in advance totaled $133,961.

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a) 1.    Financial Statements.

          The following consolidated financial statements of Ursus Telecom Corporation are included herein:

                                                                     Page

          Report of Independent Certified Public Accountants          F-1
          Consolidated Balance Sheets                                 F-2
          Consolidated Statements of Operations                       F-3
          Consolidated Statements of Shareholders' Equity             F-4
          Consolidated Statements of Cash Flows                       F-5
          Notes to Consolidated Financial Statements                  F-7

    2.    Financial Statement Schedules
          Schedule II: Valuation and Qualifying Accounts              S-1
          (Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included herein)

    3. Exhibits. Reference is made to the Exhibit Index, which is found on page II-5 of this Form 10-K.

             Report of Independent Certified Public Accountants



Board of Directors
Ursus Telecom Corporation

We have audited the accompanying consolidated balance sheets of Ursus Telecom Corporation as of March 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ursus Telecom Corporation at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Miami, Florida
June 12, 2000

                    Ursus Telecom Corporation
                   Consolidated Balance Sheets


                                                         March 31,
                                                   1999             2000
                                                   ----------------------

ASSETS
Current assets:
  Cash and cash equivalents                       $2,406,643    $5,788,839
  Accounts receivable, net of allowance
  of doubtful accounts of approximately
  $384,000 and $788,000,respectively               4,960,510     4,397,429
  Advances and notes receivable related parties       10,843       157,475
  Prepaid expenses                                   297,828       321,205
  Income taxes receivable                             27,889       796,748
  Deferred taxes                                     401,173       489,134
  Other current assets                               535,726        13,317
Total current assets                               8,640,612    11,964,147
Equipment, net                                     3,677,059     5,300,517
Intangible assets, net                            10,180,152     9,579,670
Other assets, net                                    544,759       685,409
Total assets                                     $23,042,582   $27,529,743

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $4,401,216    $5,138,863
  Accrued liabilities                                385,824       180,013
  Commissions payable                              1,066,232     1,023,407
  Current portion of capital lease obligations       324,166       402,464
  Current portion of long-term debt                      -         164,085
  Other current liabilities                          328,493       295,490
Total current liabilities                          6,505,931     7,204,323
Capital lease obligations                            789,430       725,024
Long-term Debt                                           -         239,447
Deferred income taxes                                329,413       489,134
Other non-current liabilities                        133,500           -

Commitment and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
  authorized; 1,000 shares issued and outstanding         10            10
Common stock, $.01 par value; 20,000,000 shares
  authorized, 6,600,000 and 7,506,815 issued and
  outstanding at March 31, 1999 and 2000,
  respectively                                        66,000        75,068
Additional paid-in capital                        12,338,843    20,980,207
Retained earnings (deficit)                        2,879,455    (2,183,470)
                                                  -------------------------
Total shareholders' equity                        15,284,308    18,871,815
                                                  -------------------------
Total liabilities and shareholders' equity       $23,042,582   $27,529,743
                                                  -------------------------
                                                  -------------------------
See accompanying notes.

                         Ursus Telecom Corporation
                    Consolidated Statements of Operations



                                                Year ended March 31,
                                      1998             1999           2000
                                      -------------------------------------


Revenues:

  Retail                             $24,198,629    $26,254,710  $21,290,355
  Wholesale                            3,899,695      8,071,436   11,886,165
  Other revenue                            -               -         349,245
                                     ----------------------------------------
Total revenues                        28,098,324     34,326,146   33,525,765

Costs of revenues                     18,532,695     22,122,909   22,803,011
                                     ----------------------------------------
Gross profit                           9,565,629     12,203,237   10,722,754

Operating expenses:
  Commissions                          4,181,651      3,705,150    2,670,226
  Selling, general and administrative
  expenses                             3,467,585      7,550,743   12,073,943
  Depreciation and amortization          196,497        913,548    1,809,300
                                       --------------------------------------
Total operating expenses               7,845,733     12,169,441   16,553,469
                                       --------------------------------------
Operating income (loss)                1,719,896         33,796   (5,830,715)

Other income (expense):
  Interest expense                       (23,747)       (74,594)    (177,652)
  Interest income                         26,752        301,835      119,212
  Equity in loss of unconsolidated
  joint venture                              -         (129,188)        -
  Gain (loss) on sale of
  investment in joint venture                -          142,173     (137,261)
  Gain (loss) on sale of equipment        10,584         (7,807)       2,939
  Other income                               -          240,261      257,310
                                        -------------------------------------
                                          13,589        472,680       64,548
                                        -------------------------------------
Income (loss) before income taxes      1,733,485        506,476   (5,766,167)
Provision for (benefit from)
  income taxes                           659,577        312,364     (703,242)
                                         -------------------------------------
Net income (loss)                     $1,073,908      $ 194,112  $(5,062,925)
                                         -------------------------------------
                                         -------------------------------------
Pro forma net income (loss) per
 common share-basic and
 dilutive (historical in 1999
 and 2000)                             $     .21     $      .03 $       (.75)
                                       ---------------------------------------
                                       ---------------------------------------


Pro forma weighted average shares
  outstanding (historical in 1999
  and 2000)                            5,000,000      6,296,062     6,759,094
                                       ---------------------------------------
                                       ---------------------------------------

See accompanying notes.

                        URSUS TELECOM CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                Preferred                Common Stock         Common
                                             --------------------------------
                                Stock        Class A    Class B     Class C   Stock
                                -----------------------------------------------------
Balance at March 31,1997        $   -       $ 25,000    $ 175,000   $ 68,750 $  -
  Collection of stock
  subscription receivable           -            -           -           -      -
  Stock Split and re-
  capitalization                   10        (25,000)    (175,000)   (68,750)$ 50,000
  Net income                        -            -           -           -      -
  Translation adjustment            -            -           -           -      -
                                ------------------------------------------------------
Balance at March 31, 1998       $   10      $    -      $    -      $     -   $50,000
  Net income                        -            -           -            -      -
  Translation adjustment            -            -           -            -      -
  Issuance of common stock,
  net of offering costs of
  $514,619                          -            -           -           -     $15,000
  Issuance of 100,000
  shares of common stock,
  in connection with the purchase
  of Starcom S.A.                   -            -           -           -     $ 1,000
                                 -----------------------------------------------------
Balance at March 31, 1999       $   10      $    -      $    -      $     -    $66,000
  Net Loss                          -            -           -            -      -
  Exercise of stock options         -            -           -            -      1,707
  Exercise of warrants              -            -           -            -      1,210
  Issuance of Common stock,
  net of offering costs of
  $416,267                          -            -           -            -      6,151
  Warrants issued for services
                                 -----------------------------------------------------
Balance at March 31, 2000      $   10        $   -       $   -      $     -    $75,068
                                 -----------------------------------------------------
                                 -----------------------------------------------------


                                                               Accumulated
                         Additional     Stock      Retained      Other
                           Paid-in    Subscription Earnings   Comprehensive
                          Capital      Receivable (deficit)   Income (loss)    Total
                         -------------------------------------------------------------
                        $       -       $ (18,750) $1,611,435  $   -      $ 1,861,435
                                -          18,750       -          -           18,750
                            218,740           -         -          -              -
                                -             -     1,073,908      -              -
                            -             -         -        (5,873)       (5,873)
                         -------------------------------------------------------------
                        $   218,740      $    -    $2,685,343  $ (5,873)  $ 2,948,220
                                -             -       194,112        -        194,112
                                -             -         -         5,873         5,873
                         11,696,103           -         -            -     11,711,103
                            424,000           -         -            -        425,000
                         -------------------------------------------------------------
                        $12,338,843      $    -    $2,879,455 $      -    $15,284,308
                              -               -    (5,062,925)       -     (5,062,925)
                            934,931           -         -            -        936,638
                          1,034,790           -         -            -      1,036,000
                          6,583,733           -         -            -      6,589,884
                             87,910                                            87,910
                        --------------------------------------------------------------
                        $20,892,297      $     -   $(2,183,470) $    -     $18,871,815
                        --------------------------------------------------------------
                        --------------------------------------------------------------

See accompanying notes.

                        URSUS TELECOM CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Year ended March 31,
                                    1998             1999             2000
                                  -------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                  $1,073,908     $ 194,112   $ (5,062,925)
Adjustments to reconcile net
 income (loss)to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortization       196,497       913,548      1,809,300
  Amortization of consulting expense     -             -            87,910
  Allowance for doubtful accounts      50,964       504,821      1,178,465
  (Gain) loss on sale of equipment    (10,584)        7,807         (2,939)
  (Gain) loss on disposition of joint
    venture investment                    -        (142,173)       137,261
  Equity in loss from unconsolidated
    joint ventures                        -         129,188            -
  Deferred income taxes                 3,346        41,659         71,760
  Changes in operating assets and
   liabilities, excluding the
   effects of acquisitions:
    Accounts receivable           (1,232,969)       (60,465)      (615,385)
    Prepaid expenses                 (34,564)       147,702        (23,377)
    Other current assets             (43,250)      (522,737)       452,395
    Income taxes receivable           26,854       (158,700)      (674,389)
    Accounts payable               1,349,605     (1,913,593)       388,789
    Accrued expenses and other
      liabilities                    164,711        (21,228)      (376,111)
                                  --------------------------------------------
Net cash provided by (used in)
  operating activities             1,545,518     (1,438,057)    (2,629,246)
                                  --------------------------------------------
                                  --------------------------------------------


INVESTING ACTIVITIES
Purchase of equipment               (486,767)      (762,270)    (1,711,409)
(Increase) decrease in advances
  to related parties                 180,597         25,408       (146,632)
Investment in joint ventures             -         (275,000)       140,506
Cash paid for acquisitions, net
  of cash acquired                        -      (7,890,585)            -
(Increase) decrease in other assets    5,040       (190,786)       (208,410)
                                     -----------------------------------------
Net cash used in investing
  activities                        (301,130)    (9,093,233)     (1,925,945)


FINANCING ACTIVITIES
Deferred costs of public offering   (514,619)          -                -
Net proceeds from the sale
  of common stock                        -        12,225,722      6,589,884
Proceeds from the exercise of
  warrants and stock options             -             -          1,972,638

Collection of stock subscription
  receivable                          18,750            -              -
Repayments of long-term debt        (425,000)           -           (87,647)
Repayments of capital lease
  obligations                        (23,262)       (322,938)      (403,988)
Repayment of seller note                 -               -         (133,500)
                                   -------------------------------------------
Net cash (used in) provided
  by financing activities           (944,131)     11,902,784      7,937,387
Effect of foreign exchange rate
  changes on cash and cash
  Equivalents                         (5,873)           -              -
                                    -----------------------------------------
Net increase in cash and
  cash equivalents                   294,384       1,371,494      3,382,196
Cash and cash equivalents
  at beginning of year               740,765       1,035,149      2,406,643
                                    -----------------------------------------
Cash and cash equivalents at
 end of year                      $1,035,149      $2,406,643      5,788,839
                               -------------------------------------------
                                  --------------------------------------------

                                  F-5                             (continued)

                     URSUS TELECOM CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                               Year ended March 31,

                                        1998          1999          2000
                                      -------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                $   26,915  $    74,594  $    177,652
                                      --------------------------------------
                                      ---------------------------------------
Cash paid for income taxes            $  540,751   $  156,000  $        -
                                      --------------------------------------
                                      ---------------------------------------
Trade-in allowance for used equipment $   67,500   $     -     $         -
                                      --------------------------------------
                                      ---------------------------------------
Property and equipment acquired under
capital leases and other financing    $  368,652   $  950,574  $    909,063
                                      --------------------------------------
                                      ---------------------------------------
Receivable applied as a deposit on
acquisition                          $   377,141   $  102,988  $         -
                                      --------------------------------------
                                      ---------------------------------------
Note issued for acquisitions         $        -    $  267,000  $         -
                                      --------------------------------------
                                      ---------------------------------------

See accompanying notes.

                         Ursus Telecom Corporation

                 Notes to Consolidated Financial Statements

                               March 31, 2000


1. Nature of Operations

Ursus Telecom Corporation (the "Company") was incorporated in Florida on March 23, 1993. The Company is a provider of domestic and international telecommunications services. The Company's revenues are derived from the sale of telecommunications services to retail customers, who are typically small-to medium-sized businesses, individuals and travelers; and to wholesale customers, who are typically telecommunications resellers and carriers. The Company's customers are located throughout the world with concentrations in South Africa, Latin America, Europe and the United States.

The Company markets its services through a worldwide network of agents and resellers. The Company extends credit to its sales agents and wholesalers on an unsecured basis with the risk of loss limited to outstanding amounts, less commissions payable to its agents. The Company has entered into exclusive agency agreements with certain of its current agents. The initial term of the agreements has generally been for a period of five years. Provided that agents are not in default, agents generally have the option of renewing their agreements for two additional terms of three years each by notifying the Company at least six months prior to the agreement's expiration date. See Note 13 - Significant Customers.

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

Investments in Unconsolidated Subsidiaries

Prior to June 30, 1999, the Company's investment in Ursus Telecom France, a 50% owned subsidiary was accounted for under the equity method of accounting. Under this method the Company recorded its pro rata share of income or loss of the entity as well as any distribution or contributions as either an increase or decrease to the investment account. The results of operations of Ursus Telecom France in fiscal 2000 were nominal and the investment was sold on June 30, 1999.

Equipment

Equipment is stated at cost. Depreciation is computed using the straightline method for financial reporting purposes over useful lives ranging from three to seven years. Amortization of leasehold improvements is provided using the straightline method over the shorter of the estimated useful lives of the assets or the lease term.

Advertising , Start Up and Organization Costs

Start up and organizational costs incurred by the Company in establishing new operations are expensed as incurred. The Company expenses advertising and promotional costs as incurred. Advertising and promotional costs for fiscal year ended March 31, 1998, 1999 and 2000 were approximately $14,000, $105,000 and $550,000, respectively.

Software Development Costs

The Company capitalizes software costs incurred in the development of software for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalization begins when the implementation stage has begun and ends when the software is placed in service. Amortization of capitalized software is provided using the straight-line method over the software's estimated useful life of three years. For the years ended March 31, 1999 and 2000, the Company has capitalized $139,995 and $534,807 of costs, respectively. Amortization was $74,978 for the year end March 31, 2000 and none for the years ended March 31, 1999 and 1998.

Intangible Assets

At March 31, 2000 intangible assets primarily consists of goodwill of $9,258,150, net of accumulated amortization of $627,043 customer lists of $315,020, net of accumulated amortization of $275,641 and other intangibles of $6,500. Goodwill is amortized over periods ranging from 15 to 25 years on a straight-line basis and customer lists over the estimated run-off of the customer bases, not to exceed five years. The Companyperiodically evaluates the realizability of intangible assets. The carrying value of long lived assets such as goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If these reviews indicate that intangibles assets, including goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets over the remaining amortization period, the Company's carrying value of the intangible assets will be adjusted to fair value.

Long-Lived Assets

During fiscal 1997, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at March 31, 2000.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Pro forma and Historical Net Income Per Share

Pro forma basic and dilutive net income per share reflect pro forma weighted average common shares outstanding for all periods presented assuming the stock split and recapitalization, described in Note 8, occurred at the beginning of the earliest year presented.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Following is a reconciliation of amounts used in the per share computations:

                                              Year ended March 31,
                                    1998             1999             2000
                                    --------------------------------------

Net income (loss)-numerator basic
   computation                      $1,073,908     $ 194,112     $(5,062,925)
Effect of dilutive securities-None      -                -              -
                                    ---------------------------------------
Net income (loss) as adjusted-numerator
  diluted computation               $1,073,908     $ 194,112     $(5,062,925)
                                    ----------------------------------------
                                    ----------------------------------------

Pro forma weighted average
  shares-denominator basic
  computation (historical in 1999
  and 2000)                          5,000,000     6,289,863       6,759,094

Effect of dilutive securities            -             6,199            -
Pro forma weighted average shares
  as adjusted-denominator
  (historical in 1999 and 2000)      5,000,000     6,296,062       6,759,094

Pro forma historical in 1999 and 2000
 net income (loss) per share:
Basic                               $      0.21  $       .03      $     (.75)
                                      --------------------------------------
                                      ---------------------------------------
Dilutive                            $      0.21  $       .03      $     (.75)
                                      --------------------------------------
                                      ---------------------------------------

The following securities have been excluded from the dilutive per share computation as they are anti-dilutive:

                                                Year ended March 31,
                                         1998            1999         2000
                                       ---------------------------------------

Stock Options                              -            750,000     775,300
Warrants                                   -            150,000     508,998


COMPREHENSIVE INCOME: FINANCIAL STATEMENT PRESENTATION

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1998 The Statement requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 had no impact on the Company's net income (loss) or shareholders' equity. The only component of other comprehensive income reflected in the Company's balance sheet is foreign currency translation adjustments for 1998 and 1999. There were no foreign currency translation adjustments in fiscal 2000.

Disclosure About Segments of an Enterprise and Related Information

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information,". This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements and interim reports to disclose information about products and services, geographic areas and major customers based on a management approach. This approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on information management uses in making business decisions and assessing performance (See Note 15).

Reclassifications

Certain prior period balances have been reclassified to conform with the current period's presentation.

New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative financial instruments be measured at fair value and recognized as assets or liabilities in the financial statements. The Company expects to adopt the Statement during fiscal 2001. The impact of such adoption is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

3. Accounts Receivable

Accounts receivable consists of the following:

                                                   March 31,
                                             1999            2000
                                           -----------------------
        Billed services                    $4,594,294   $4,670,164
        Unbilled services                     749,944      515,243
                                           ------------------------
                                            5,344,238    5,185,407
        Allowance for doubtful accounts      (383,728)    (787,978)
                                           -------------------------
                                           $4,960,510   $4,397,429
                                           --------------------------
                                           --------------------------

4. Equipment

Equipment consists of the following:

                                  Estimated              March 31,
                                Useful  Lives       1999           2000
                              ----------------------------------------------

     Switch equipment              7 years        $3,060,505    $4,290,852
     Computer equipment          3-5 years         1,330,176     1,837,167
     Computer software             3 years           589,643     1,014,233
     Internal use software         3 years           139,995       674,802
     Leasehold improvements      5-7 years           234,418       336,605
     Office furniture and
       equipment                   5 years           175,787       209,140
                                --------------------------------------------
                                                   5,530,524     8,362,799
     Less accumulated
       depreciation and
       amortization                               (1,853,465)   (3,062,282)
                                 --------------------------------------------
                                                  $3,677,059    $5,300,517
                                 --------------------------------------------
                                 --------------------------------------------

5. Long-term Debt

Long-term debt at March 31, 2000 consisted of the following:

IBM Credit Corporation due in equal monthly
installments of principal, plus interest at
7.80%, of $5,560 through June 30 2002,
collateralized by related equipment                        $  137,287

IBM Credit Corporation due in equal monthly
installments of principal, plus interest at
8.65%, of $3,112 through June 30 2002,
collateralized by related equipment                            76,078

IBM Credit Corporation due in equal monthly
installments of principal, plus interest at
7.72%, of $1,703 through November 30 2002,
collateralized by related equipment                            48,500

Oracle Credit Corporation due in equal
quarterly installments of  principal, plus
interest at 7.72%, of $1,703 through July
31, 2002, collateralized by related software
license                                                       141,667
                                                            -----------
                                                              403,532
Less: current portion                                        (164,085)
                                                            ------------
                                                           $  239,447
                                                            -------------
                                                            -------------

The aggregate annual future payments due on long-term debt are follows:

Fiscal year ended March 31,


        2001                         $  164,085
        2002                            181,555
        2003                             59,486
                                     -----------
                                     $  403,532
                                     -----------
                                     -----------

6. Capital Leases

The Company leases certain switches and other equipment under capital leases. At March 31, 1999 and 2000 the assets had an aggregate carrying amount of approximately $1,229,000 and $1,421,000, net of accumulated amortization of approximately $91,000 and $317,000, respectively. Amortization expense for leased assets is included in depreciation and amortization expense on the statement of operations.

On December 18, 1998, the Company entered into a master equipment lease agreement of up to $20 million (approximately $19 million remains at March
31, 2000), which provides for leases of 4 to 5 years at market interest rates. The interest rates are fixed at the inception of each lease, with subsequent leases based on the change in five-year treasury securities. As of March 31, 2000 the Company has utilized the lease facility to finance the purchase various equipment with a cost of approximately $1,369,000. The agreement is non-exclusive and the Company has no obligation to utilize the master lease agreement, nor are there any fees in connection with non-utilization of the master lease agreement.

The following is a schedule of future minimum lease payments under capital leases as of March 31, 2000:

Fiscal year ended March 31,

         2001                                         $   566,446
         2002                                             481,871
         2003                                             305,576
         2004                                              33,762
                                                      ------------
         Minimum Lease Payments                         1,387,655
         Less: Imputed interest at rates of 11-16%       (260,167)
                                                      ------------
         Present value of minimum lease payments
         lease obligation (current portion
         of $402,464)                                  $ 1,127,488
                                                      ------------
                                                      ------------

7. Fair values of financial instruments

The carrying amount of cash and cash equivalents, accounts receivable, advances and notes receivable related party, accounts payable, accrued expenses approximate fair value due to the short maturity of these items. The carrying amount of the Company's long-term debt and capital lease obligations at March 31, 2000 approximated fair value as these debt instruments are substantially less than 2 years old and the market interest rates for these types of instruments have remained relatively stable over that period. The Company estimated fair values of financial instruments based on broker rate quotes for the same or similar instruments.

8. Shareholders' Equity

Prior to the stock split and recapitalization, as discussed below, the Company was authorized to issue Class A, Class B and Class C common stock. On February 6, 1998, the Board of Directors and shareholders approved (i) the filing of amended and restated Articles of Incorporation that provided for, among other things, the authorization of 20,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock, (ii) a 923.08 for 1 stock split of the issued and outstanding Class C Common Stock, (iii) the reclassification and split of every four shares of outstanding Class A and Class B Common Stock into 3,692.32 shares of Common Stock and 1 share of Preferred Stock, (iv) an option plan reserving up to 1,000,000 shares of Common Stock options and other stock awards, and (v) the granting of 150,000 warrants for the purchase of Common Stock to the Company's underwriters. The stock split and reclassification became effective on February 18, 1998. The issuance of the warrants and stock option plan became effective May 18, 1998 (the effective date of the Company's initial public offering).

The 1,000 shares of Series A Preferred Stock are owned by the Company's principal shareholder. The Preferred Stock has the exclusive right to elect one less than a majority of the members of the Board of Directors, and is entitled to a $1.00 per share liquidation preference over the Common Stock. The Series A Preferred Stock does not participate in dividends and it is not redeemable or convertible into Common Stock. The holders of 66 2/3 of the outstanding shares of Series A Preferred Stock must consent to the creation or issuance of any class or series of new Preferred Stock that has greater or equal voting rights with respect to the election of directors.

Initial Public Offering

Effective May 18, 1998, the Company sold 1,500,000 shares of its common stock in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated approximately $11.7 million.

Private Placement

On February 10, 2000, the Company entered into a purchase agreement to sell 615,115 shares of the Company's common stock for $7 million to an institutional group of investors. The net proceeds after deducting expenses was approximately $6.6 million. The Company also granted the investors 279,998 warrants to buy common stock at $15.3956 per share with a five-year term. Ursus has provided the investors with certain anti-dilution protections for a maximum of 30 months with respect to the shares sold and warrants issued. However, except for the warrants, the anti-dilution protection period will end on the completion of a firm commitment underwritten primary public offering of stock during calendar year 2000. Under the terms of the anti-dilution clause, the investors would receive a share price adjustment in the event of a subsequent issuance of common stock at a price which is less than the price they paid. Existing employee stock options, warrants and certain other future issuances as defined in the purchase agreement would be excluded from the anti-dilution adjustment.

Warrants

At the time of the initial public offering, the Company sold to the underwriter for an aggregate purchase price of $150, warrants to purchase 150,000 shares of Common Stock with and exercise price equal to 160% ($15.20) of the Offering price. These warrants contain antidilution provisions for stock splits, stock dividends, re-combinations and reorganizations, a onetime demand registration provision (at the Company's expense) and piggyback registration rights (which registration rights will expire five years from the date of the Offering).

On April 30, 1999, the Board of Directors granted the underwriter warrants to purchase 50,000 shares of Common Stock at $5 per share. At the date of the grant, the exercise price was less than the fair market of the underlying common stock and the Company recorded compensation expense for the fair market value of the warrants on the date of the grant.

On June 28, 1999 warrants to purchase 100,000 shares of our common stock were issued to Continental Capital and Equity Corporation for public relations consulting services. The warrants have exercise prices ranging from $6.00 to $10.00 per share. The warrants are exercisable for a period of one year from the date of the effectiveness of this Registration Statement on Form S-3, which was effective on October 14, 1999. The Company used the Black-Scholes option pricing model to compute the fair value of these warrants, however, due to the relatively short lives of these warrants the fair market value was nominal.

On January 6, 2000 the Company Granted Telcom.net warrants to purchase 25,000 shares of common stock at an exercise price of $12.94 per share for assisting the Company in obtaining an affiliate agreement with Yupi.com, such warrants are exercisable for a period of one year from the date of the effectiveness of a Registration Statement, which became effective on April 3, 2000. These warrants have been valued at $58,750 using the Black-Scholes option pricing model and has been recorded as a consulting expense.

On February 10, 2000 the Company, in connection with the private placement above, granted warrants to an investment advisor, to purchase 25,000 shares of common stock at an exercise price equal to 130% of the closing price of Ursus common stock on the closing date, or an effective price of $20.64 per share, such warrants will expire on February 10, 2005.

A summary of warrant activity for the year ended March 31, 2000 is as follows:

                                                              Weighted Average
                                           Shares              Exercise Price
                                          ------------------------------------

Warrants outstanding- beginning of year   150,000          $       15.20
Granted                                   479,998                  13.07
Exercised                                 121,000                   7.77
                                          -----------------------------------
Warrants outstanding - end of year        508,998          $       10.45
                                          -----------------------------------
                                          -----------------------------------

9. Stock Option Plan

On February 12, 1998 the Company's Board of Directors and shareholders adopted the "1998 Stock Incentive Plan" (the "Stock Incentive Plan" or the "Plan"). All employees and directors of and consultants to the Company are eligible to receive "Incentive Awards" under the Stock Incentive Plan. The Stock Incentive Plan allows the Company to issue Incentive Awards of stock options (including incentive stock options and nonqualified stock options), restricted stock and stock appreciation rights. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. The Stock Incentive Plan allows for the issuance of up to a maximum of 1,000,000 shares of common stock. On March 9, 2000, the Compensation Committee of the Board of Directors increased, subject to the approval of the shareholders, the number of shares allowable to be issued under the plan to 1,500,000.

The Company accounts for stock options issued to employees pursuant to APB Opinion 25, "Accounting For Stock Issued to Employees", and related Interpretations. Under APB Opinion 25, because the exercise price of the employee stock options described above equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. A summary of stock option activity is as follows:
                                                              Weighted Average
                                           Shares              Exercise Price
                                          ------------------------------------
Options outstanding-March 31, 1998            -               $       -
Granted                                     762,500                 7.84
                                          ------------------------------------
Options outstanding - March 31, 1999        762,500           $     7.84
                                          ------------------------------------

Granted                                     223,500                14.93
Exercised                                   170,700                 5.15
Forfeitures                                  40,000                11.00
                                          ------------------------------------
Options outstanding - March 31, 2000       775,300               $ 10.07
                                          ------------------------------------

The following table summarizes information about stock options outstanding at March 31, 2000:


                               Options Outstanding                          Options Exercisable
                        --------------------------------               --------------------------
                                    Weighted
                       Options      Average      Weighted                 Options      Weighted
Range of Exercise    Outstanding   Remaining     Average               Exercisable at  Average
Prices               at March 31, Contractual    Exercise               March 31,      Exercise
                        2000         Life          Price                  2000          Price
-------------------------------------------------------------------------------------------------
$ 3.38 to  $5.00         138,300        8.14       $ 4.19                  96,800      $ 4.11
$ 5.01 to $10.00         480,000        8.03       $ 9.67                 480,000      $ 9.67
$10.01 to $15.00          84,000        9.54       $13.69                     -            -
$15.01 to $20.00          35,000        9.60       $16.86                     -            -
$20.01 to $25.00          38,000        9.94       $22.19                     -            -

The weighted average fair value at date of grant for options granted during the year ended
March 31, 2000 was $1.76.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


Expected dividend yield                    0%
Expected stock price volatility           60%
Risk-free interest rate                  5.5%
Expected option term                     2 years

If compensation cost for the Company's stock grants for stock-based compensation had been recorded consistent with the fair value-based method of accounting per SFAS No. 123, the Company's pro forma net loss, and pro forma basic and diluted net loss per share for the year ending March 31, 2000 and 1999 would be as follows:

                                      March 31, 1999         March 31, 2000
                                       ---------------------------------------

   Net income (loss)
     As reported                        $    194,112           $ (5,062,925)
     Pro forma                          $ (2,087,242)          $ (5,478,545)
   Basic and diluted net income
     (loss) per share
     As reported                        $     .03              $       (.75)
     Pro forma                          $    (.33)             $       (.81)

10. Income Taxes

The components of the income tax provision (benefit) are as follows:


                                    Year ended March 31,
                                 1998        1999       2000
                              ---------------------------------
Current - Federal             $560,316    $127,317   $(775,002)
          State                 95,915      26,295        -

Deferred                         3,346     158,752     (71,760)
                               ---------------------------------
Total                         $659,577    $312,364   $(703,242)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                March 31,
                                        1999                2000
                                      -------------------------------

      Deferred tax assets:
      Accounts receivable               $144,397          $232,138
      Accrued expenses                   121,882           358,361
      Deferred rent                       10,649            10,649
      Loss from foreign subsidiaries      29,439           104,147
      Investment in unconsolidated
      subsidiaries                       102,113               -
      NOL carryforward                   126,927         1,149,910
      Tax credits                         22,093            22,093
                                       ------------------------------
        Deferred tax assets              557,500         1,877,298
        Less: valuation allowance        (29,439)       (1,222,064)
                                       ------------------------------
      Total deferred tax assets          528,061           655,234
                                       -------------------------------

      Deferred tax liabilities:
      Depreciation                       216,705           245,873
      Internal use software               52,680           226,407
      Identifiable intangibles           183,679           118,542
      Amortization                         -                 4,633
      Other                                3,237            59,779
                                       ------------------------------
      Total deferred tax liabilities     456,301           655,234
                                       -------------------------------
      Total net deferred tax assets      $71,760         $    -
                                       ---------------------------------
                                       ---------------------------------

The reconciliation of the effective income tax expense (benefit) to federal statutory rates is as follows:


                                         Year ended March 31,
                                      1998         1999         2000

Tax at federal statutory rate        34.00%        34.00%      (34.00%)
State taxes, net of federal benefit   3.63          3.63        (3.63)
Goodwill                                -          14.83         2.79
Change in valuation allowance           -           5.81        20.68
Other                                  .42          3.40         1.96
                                     -------------------------------------
                                     38.05%        61.67%      (12.20%)
                                     ---------------------------------------
                                     ---------------------------------------

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,222,064 valuation allowance at March 31, 2000 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,192,625.

At March 31, 2000, the Company has available net operating loss carryforwards of $3,055,833 which will begin to expire in 2013 and 2014. Certain of the Company's net operating loss carryforwards may be subject to limitation under the change in control provisions of the Internal Revenue Code section 382.

11. Related Party Transactions

Advances and notes receivable related parties consist of the following:

                                              March 31,
                                         1999        2000
                                         -------------------
      Prepaid bonuses-officers        $      -     $133,961
      Advances receivable-Officers,
      affiliates, unsecured, non-
      interest bearing                   10,843      23,514
                                         --------------------
                                        $10,843    $157,475
                                         --------------------
                                         --------------------
On November 1, 1995, the Company entered into a one-year consulting agreement with a minority shareholder of the Company. The agreement automatically renewed for successive one-year terms unless either party provided written notice of non-renewal. This agreement provided for a monthly retainer of $11,250 plus reimbursement of reasonable travel expenses. On January 20, 1998, the Company extended this consulting agreement to December 31, 1998 and modified the agreement to include an additional payment of $15,000 upon consummation of a successful initial public offering of the Company's securities during the term of the consulting agreement. The consulting agreement was terminated effective December 31, 1998.

From April 1, 1999 to October 31, 1999 the Company paid its Chief Executive Officer and its President bonuses in advance. At March 31, 2000, the bonuses paid in advance to the two officers, net of repayment were $133,961.

At March 31, 2000, the Company's Chief Executive Officer owed the Company $23,514 for cash advances made on his behalf.

12. Commitments and Contingencies

The annual minimum lease payments under the non-cancelable operating leases with terms in excess of one year as of March 31, 2000 are as follows:

                         2001                $  386,827
                         2002                   270,723
                         2003                   264,380
                         2004                    22,394
                                            ------------
                                              $ 944,324
                                            ------------
                                            ------------

The Company leases office space and certain equipment under operating leases. Rent expense for the years ended March 31, 1998, 1999 and 2000 amounted to $121,532, $207,802 and $292,426, respectively.

The Company enters into various contracts which require it to purchase telecommunications services. The approximate minimum purchase commitments under these contracts as of March 31, 2000 are approximately $1,900,000.

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

On August 19, 1999, the Company entered into a network agreement with Global Crossing USA Inc. to purchase a minimum of $30 million of capacity in Global Crossing's fiber optic cable systems over a period of three years. The Company's purchases will consist of indefeasible rights of use ("IRUs") which will have an estimated life of 15 to 25 years.

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

Legal Proceedings

In February 1998, the Company's wholly owned subsidiary Access Authority Inc. ("Access") filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley")in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access, breached his agency agreement with Access, wrongfully diverted customers and business to Access's competitors, misappropriated Access's trade secrets, breached fiduciary and other duties owed to Access and engaged in unfair competition. Access seeks compensatory damages, injunctive relief and a declaratory judgment. Alley counterclaimed for breach of contract and quantum meruit, seeking damages and injunctive relief to enjoin Access from soliciting or providing services to customers located by him. Discovery is proceeding on Access's claims. Alley has moved for summary judgment on jurisdictional grounds and Access is responding to the motion. Subsequent to the filing of Access's federal action, Alley commenced an action against Access in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action, Alley asserts essentially the same claims and seeks the same relief as in his federal counterclaim. Access has answered the complaint, denying the material allegations in the pleading, and has asserted counterclaims against Alley based largely on the claims it asserted in the federal proceeding commenced by it. The Pinellas County proceeding has been stayed pending disposition of the federal action. The Company is unable to predict the ultimate outcome of this matter.

The Company provides telecommunications services to customers obtained by independent sales agents that operate under exclusive and non-exclusive agent agreements. Although the Company believes that alternate agents could be found, loss of an agent in one of the Company's primary geographical areas could have a negative effect on the Company's oerating results (See Note 13).

At March 31, 2000 and 1999, the Company had approximately $5,556,000 and $2,207,000, respectively, in cash and cash equivalents that were either not federally insured or invested in U.S. Treasury Obligations.

A significant portion of the Company's transmission and switching facilities are provided by two telecommunications carriers. For the years ended March 31, 1998, 1998 and 2000 approximately $10,063,000, $8,239,000 and $7,430,000, respectively, of costs were incurred to these carriers representing approximately 54%, 37% and 33% of total cost of sales, respectively. Under the terms of the supplier agreements, the Company purchases long distance service at certain per-minute rates, which vary based on the time, distance and type of call. Several carriers may exercise their right to terminate service agreement upon 30 days notice. Although management believes that alternative carriers can be found in a timely manner, disruption of these services for more than a brief period of time would have a negative effect on the Company's operating results.

13. Significant Customers

The Company has a number of significant customers (greater than 10% of revenues). For the years ended March 31, 1998, 1999 and 2000, revenues from significant customers represented 57%, 65% and 25%, respectively of the
consolidated revenues.   Accounts receivable due from significant customers as a
percentage of total accounts receivable for the years ended March 31, 1998, 1999 and 2000 were 63%, 41% and 26%, respectively.

14. Segment Information

The Company operates in the international and domestic long distance telecommunications industry. For the years ended March 31, 1998, 1999 and 2000, substantially all of the Company's revenues were derived from traffic transmitted through its primary switch facilities located in Sunrise, Florida. The Company also maintains points of presence in New York, Argentina, Peru, Germany, Czech Republic, South Africa and Greece. The following represent revenues from various geographic locations.

                                        Year ended March 31,
                                   1998           1999          2000
                                   -----------------------------------
        Africa                   $ 8,346,025   $ 8,090,987  $ 5,025,974
        Europe                     3,857,504     8,818,687    8,712,084
        Latin America              6,523,384     6,131,277    4,883,619
        Middle East                4,721,592     4,077,678    4,282,423
        North America              2,930,547     5,356,781    8,790,890
        Other                      1,719,272     1,850,736    1,830,775
                                   -------------------------------------
        Total revenues           $28,098,324   $34,326,146  $33,525,765


Primarily all of the Company's physical assets are located in the United States, with the exception of switching and other equipment with a net book value of approximately $677,000 as of March 31, 2000 located in the Company's points of presence noted above. Accounts receivable is primarily due from agents and resellers in various geographical areas, as follows:

                                                 March 31,
                                             1999         2000
                                             -------------------

         Africa                            $1,148,384    968,701
         Europe                               893,804    814,620
         Latin America                        636,113  1,011,288
         Middle East                        1,219,752    501,708
         Other                                374,051     36,659
                                           ----------------------
         North America                      1,072,134  1,852,431

         Less: Allowance for doubtful
               accounts                      (383,728)  (787,978)
                                            ----------------------
         Total accounts receivable          $4,960,510 $4,397,429
                                            ----------------------
                                            ----------------------

Approximately $500,000 of accounts receivables due from the Middle East region are classified as long-term other assets and are excluded from the table above.

16. Acquisitions

Access Authority Inc.

On September 17, 1998, the Company purchased all the issued and outstanding common stock of Access for $8 million in cash.

The Company accounted for the Access acquisition using the purchase method of accounting. Accordingly, the results of operations of Access are included in the consolidated results of the Company as of September 17, 1998, the date of acquisition. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

                Current assets                   $2,567,520
                Property and equipment, net       1,422,509
                Intangibles                       9,271,208
                Current liabilities              (4,929,913)
                Deferred tax liability             (222,266)
                                               --------------
                Total purchase price including
                  closing costs                  $8,109,058
                                                --------------
                                                --------------

The intangibles assets consisting of goodwill, which is amortized over a period of 25 years on a straight line basis and a customer lists which is amortized over the estimated runoff of the customer base which has been determined to be approximately five years.

Pro forma operating results for the year ended March 31, 1999 , as if the Access acquisition had occurred at the beginning of the fiscal year ended March 31, 1999 are as follows:

                                                    Year Ended
                                                  March 31, 1999
                                               -------------------
                Total revenue                      $ 51,863,073
                Net income (loss)                      (599,203)
                Basic and diluted net income
                  (loss) per common share          $       (.10)


This pro forma is presented for informational purposes only and is not necessarily indicative of future operations.

Uruguay Agent

On August 17, 1998, the Company entered into an asset purchase agreement to acquire the assets of its former agent in Uruguay for $132,988. The acquisition has been accounted for using the purchase method of accounting, as such, the results of operations subsequent to the closing have been included in the consolidated financial statements of the Company. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

            Property and equipment         $   12,300
            Intangibles                       137,871
                                           ------------
            Total purchase price including
              closing costs                 $ 150,171
                                            ------------
                                            ------------

The intangibles assets consisting of goodwill is amortized over a period of 15 years on a straight line basis.

Argentine Agent and Starcom S.A.

On January 22, 1999, the Company acquired the operations of Starcom S.A. an Argentine Corporation and Rolium S.A., a Panamanian Corporation, for an aggregate purchase price of $975,000. In accordance with the Stock Purchase Agreement the aggregate consideration for the two entities was $550,000. The fair market value of the Company's Common Stock was valued at $425,000 at the date of acquisition. At the date of the closing, the Company paid $183,000 of the cash consideration and $267,000 to be paid in equal installments of $133,500 on January 22, 2000 and 2001. In addition, at the closing date $100,000 was placed in escrow to pay certain liabilities of Starcom S.A. The acquisitions have been accounted for using the purchase method of accounting, as such, the result of operations subsequent to the January 22, 1999 closing have been included in the consolidated financial statements of the Company. Under the purchase method of accounting, the Company has allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

                   Current assets                $    29,097
                   Property and equipment, net        22,641
                   Intangibles                     1,066,774
                   Current liabilities               (51,101)
                                                 -------------
                   Total purchase price including
                       closing costs              $1,067,411
                                                  ------------
                                                  ------------

The intangibles assets consisting of goodwill is amortized over a period of 15 years on a straight line basis.

17. Subsequent Events

On May 19, 2000, the Company granted warrants to purchase 105,000 shares of common stock to Continental at exercise prices ranging from $18.00 to $27.00 under the same terms and conditions as the June 28, 1999 grant discussed above. On the same date, subject to a financial advisory and consulting agreement dated May 17, 2000, the company granted 100,000 warrants to Ameri-First Securities Corporation at exercise prices ranging from $11.40 to $16.00. These warrants are exercisable for a one year period following the effectiveness of a registration statement to be completed within 180 days of the date of the agreement. On May 24, 2000, the Company granted two year warrants to purchase 7,500 shares of common stock to an agent for marketing services. These warrants have been valued at $82,900 using the Black-Scholes option pricing model and have been recorded as consulting expense on the grant date.

On May 25, 2000 the Company advanced an additional $10,000 to its Chief Executive Officer.

On June 6, 2000 the Company's Board of Directors approved an $80,000 loan to the Company's Chief Executive Officer. The $80,000 loan consists of $50,000 of additional cash and the conversion of $30,000 of cash advances into a loan. The loan is evidenced by a promissory note that is due and payable on September 3, 2000, with interest at the rate of 6.43% per annum.

On June 19, 2000, the Company entered into an employment agreement with its Chief Financial Officer which ends on December 31, 2000. The agreement provides for a base annual salary of $200,000, a grant on May 24, 2000 of 25,000 options of the company's common stock of which up to $100,000 in value are eligible for an incentive stock option award, subject to shareholder approval of an increase in the number of shares in the Company's Stock Option Plan, at a strike price of $10.25, vesting and exercisable on the grant date. A grant of an additional financing performance bonus of up to 100,000 non-qualified stock options on the Company's common stock at a strike price equal to the closing price on the date of the executed agreement was signed, subject to shareholder approval of an increase in the number of shares in the Company's Stock Option Plan. The performance bonus is based solely upon the Company obtaining additional public or private financing or investment by May 31, 2001. Of such grant, 50,000 options shall be vested and exercisable on the closing of any financing or investment of up to and including $5,000,000. An additional 25,000 options shall be vested and exercisable on the closing of any financing or investment of over $5,000,000, up to and including $7,500,000. An additional 25,000 options shall be vested and exercisable on the closing of any financing or investment of over $7,500,000. A grant of an additional specific relationship performance bonus of 75,000 non-qualified stock options on the Company's common stock at a strike price equal to the closing price on the date of the execution of the employment agreement, subject to shareholder approval of an increase in the number of shares in the Stock Option Plan. The specific relationship bonus options shall be vested and exercisable on the closing, by May 31, 2001, by the Company of certain strategic relationships.

Acquisition
-----------
On June 13, 2000, pursuant to a Stock Purchase Agreement and Merger Agreement (collectively, the "Agreements") dated as of June 1, 2000, the Company, through a subsidiary, acquired Latin American Enterprises ("LAE") and purchased all the issued and outstanding common stock of various affiliated companies. Pursuant to the Agreements, the shareholders of Latin American Enterprises and the affiliated Companies received aggregate consideration of 450,000 shares of the Company's common stock and $65,000 in cash and warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $15.50 per share. Based upon the closing price of the Company's common stock on June 1, 2000 and the fair market value of the other consideration given, the aggregate consideration is valued at approximately
$4.0 million. The acquisition has an effective date of June 1, 2000. As a result, financial results of the acquired business will be included in the Company's results commencing June 1, 2000. The Company will account for the acquisition using the purchase method of accounting. Acquired intangible assets will be amortized over the expected useful life in accordance with the Company's accounting policies.

LAE is a provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports their marketing efforts through branch offices in affiliated companies located in 13 countries and operates a switching facility in Miami, Florida.

Customer base acquisition
-------------------------

On June 1, 2000, the company acquired the retail customer base and certain assets of a United States based carrier. The purchase price will be valued at three times the gross revenue billed to the customer base during the month of June
2000. The Company has the option to pay in cash or to pay in common stock. If the Company elects stock consideration, valuation will be based on the average closing price of the Company's common stock for the 20 trading days prior to the payment date of July 17, 2000. The Company will amortize the customer base over the estimated run-off period. The Company acquired a switch and other equipment from the seller for approximately $95,000 in cash and 33,000 shares of the Company's common stock. These assets will be amortized over their remaining estimated useful lives in accordance with the Company's depreciation policy.

In connection with the transaction, the Company will pay contingent consideration on the excess of the average billed amounts to the acquired customer base during the months of September, October, and November 2000, over the June billed amount, if any. The Company has the option to pay the excess consideration in cash or common stock and is required to pay such amounts by December 31, 2000.

                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                   Balance At                                     Balance At
                   Beginning    Costs and    Other   Deductions/    End of
                   of Period    Expenses   Additions Write-offs     Period
----------------------------------------------------------------------------
Year ended
  March 31, 2000

  Allowance for
   doubtful accounts  $383,728   $1,178,465 $   -      $(774,215)    $787,978

  Deferred tax asset
   valuation allowance $29,439   $1,192,625 $   -      $      -    $1,122,064
----------------------------------------------------------------------------
Year ended March 31,
 1999:

  Allowance for
  doubtful accounts    $65,964   $ 504,821 $    -       $    -      $ 383,728

  Deferred tax asset
   valuation allowance $    -     $ 29,439 $    -       $    -      $  29,439
------------------------------------------------------------------------------
Year ended March 31,
 1998:

  Allowance for
  doubtful accounts    $15,000    $103,616 $     -       $(52,652)   $65,964
------------------------------------------------------------------------------

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

     Call reorigination (also known as "callback") A form of dial up access that allows a user to access a telecommunications company's network by placing a telephone call, hanging up, and waiting for an automated call reorigination. The call reorigination then provides the user with a dial tone which enables the user to initiate and complete a call.

     CAGR-Compound Annual Growth Rate.

     Callthrough-The provision of international long distance service through conventional long distance or "transparent" call reorigination.

     CLEC-Competitive Local Exchange Carrier.

     CUG (Closed User Group)-A group of specified users, such as employees of a company, permitted by applicable regulations to access a private voice or data network, which access would otherwise be denied to them as individuals.

     Direct Access-A means of accessing a network through the use of a permanent point-to-point circuit typically leased from a facilities-based carrier. The advantages of direct access include simplified premisestoanywhere calling, faster call setup times and potentially lower access and transmission costs (provided there is sufficient traffic over the circuit to generate economies of scale).

     Dial-Up Access-A form of service whereby access to a network is obtained by dialing an international tollfree number or a local access number.

     European Union or EU-Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom.

     Facilities-Based Carrier-A carrier which transmits a significant portion of its traffic over owned transmission facilities.

     FCPA-Foreign Corrupt Practices Act.

     Fiber-Optic-A transmission medium consisting of highgrade glass fiber through which light beams are transmitted carrying a high volume of telecommunications traffic.

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

     ISP-International Settlements Policy. The ISP establishes the permissible arrangements between facilitiesbased carriers based in the U.S. and their foreign counterparts for terminating each other's traffic over their respective networks.

     IRU-Indefeasible Right of Use.

     ISR (International Simple Resale)-The use of international leased lines for the resale of switched telephony services to the public, by passing the current system of accounting rates.

    ITO (Incumbent Telecommunications Operator)-The dominant carrier or carriers in each country, often, but not always, governmentowned or protected (alternatively referred to as the Postal, Telephone and Telegraph Company, or PTT).

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

     Value-Added Tax (VAT)-A consumption tax levied on endconsumers of goods and services in applicable jurisdictions.

     Voice Telephony-A term used by the EU, defined as the commercial provision for the public of the direct transport and switching of speech in realtime between public switched network termination points, enabling any user to use equipment connected to such a network termination point in order to communicate with another termination points.

     WTO-World Trade Organization (based in Geneva, Switzerland).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   URSUS TELECOM CORPORATION


                                   By: /s/ Luca M. Giussani
                                      -----------------------------
                                           Luca M. Giussani
                                           Chief Executive Officer

Dated: June 29, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


SIGNATURE                              TITLE                    DATE

/s/ Luca M. Giussani           Chief Executive Officer,      June 29, 2000
-------------------------      and Director
    Luca M. Giussani           (principal executive officer)

/s/ Jeffrey R. Chaskin         President, Chief Operating    June 29, 2000
-------------------------      Officer and Director
Jeffrey R. Chaskin

/s/ Johannes S. Seefried       Chief Financial Officer,      June 29, 2000
--------------------------     and Director
Johannes S. Seefried

/s/ Steven L. Relis            Chief Accounting Officer      June 29, 2000
--------------------------
    Steven L. Relis

                               Director, Chairman of the     June 29, 2000
---------------------------    Board of Directors
William Newport

/s/ Kenneth L. Garrett         Director                      June 29, 2000
---------------------------
Kenneth L. Garrett

                               Director                      June 29, 2000
----------------------------
Viincent M. Cannistraro

                                EXHIBIT INDEX


Exhibit                                                           Sequential
Number                                                            Page Number
-------                                                           -----------

  3.1+ -    Articles of Incorporation of the Company
  3.2+ -    Form of Amended and Restated Articles of Incorporation
            of the Company
  3.3+ -    Bylaws of the Company
  3.4+ -    Form of Amended and Restated Bylaws of Company
  4.1+ -    Specimen of Certificate for Common Stock
 10.1+ -    Employment Agreement between the Company and Luca M. Giussani
 10.2+ -    Amendment to Employment Agreement with Luca M. Giussani
 10.3+ -    Employment Agreement between the Company and Jeffrey R. Chaskin
 10.4+ -    Amendment to Employment Agreement with Jeffrey R. Chaskin
 10.5+ -    Employment Agreement between the Company and Johannes
            S. Seefried
 10.6+ -    Amendment to Employment Agreement with Johannes S. Seefried
 10.7+ -    Employment Agreement between the Company and Richard C. McEwan
 10.8+ -    Employment Agreement between the Company and Paul Biava
 10.9+ -    Lease Agreement
10.10+ -    Form of 1998 Stock Incentive Plan
10.11+ -    Form of Financial Consulting Agreement
10.12+ -    Form of Agency Agreement
10.13+ -    Agreement regarding formation of Ursus Telecom France
10.14+ -    Agreement regarding purchase of interest in South African Agency
10.15+ -    Agreement dated January 20, 1998 among Messrs. Giussani, Rispoli and the Company
10.16+ -    Form of Representative's Warrant
10.17+ -    Form of Lock Up Letter
10.18*(1)-  Employment Agreement between the Company and Johannes S. Seefried dated as of June 19, 2000.
10.19* -    Employment Agreement between the Company and Steven Relis
21.1*  -    List of Subsidiaries
23.1*  -    Consents of Ernst & Young LLP
27*    -    Financial Data Schedule

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-46197) and incorporated herein by reference.
*   Filed herewith.
(1) Confidential Treatment Requested.