Form 10-Q
period 2000-06-30
URSUS TELECOM CORP
filed 2000-08-15
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of August 14, 2000, the number of the registrant's Common Shares of $.01 par value outstanding was 8,289,915.

                            URSUS TELECOM CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION:
                                                                                    Page
                                                                                    ----

Item 1: Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and June 30, 2000                                    3

                  Condensed Consolidated Statements of Operations for the
                  Three Month Periods Ended June 30, 1999 and 2000                    4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Month Periods Ended June 30, 1999 and 2000                    5

                  Notes to Condensed Consolidated Financial Statements                6

Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 9


PART II - OTHER INFORMATION


Item 1:  Legal Proceedings                                                           13

Item 6:  Exhibits                                                                    14

Signatures

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            URSUS TELECOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

      Assets                                                               March 31, 2000      June 30, 2000
                                                                          -----------------------------------
      Current assets:
         Cash and cash equivalents                                              $5,788,839       $4,372,347
         Accounts receivable, net                                                4,397,429        4,073,803
         Prepaid expenses                                                          321,205          337,483
         Advances and notes receivable--related parties                            157,475          217,475
         Income tax receivable                                                     796,748          796,748
         Other current assets                                                       13,317          117,605
                                                                          -----------------------------------
      Total current assets                                                      11,475,013        9,915,461

      Equipment, net                                                             5,300,517        6,530,489
      Intangible assets, net                                                     9,579,670       19,067,950
      Other assets, net                                                            685,409          833,038
                                                                          -----------------------------------
      Total assets                                                             $27,040,609      $36,346,938
                                                                          ===================================

      Liabilities and shareholders' equity
      Current liabilities:
         Accounts payable and accrued expenses                                  $5,318,876       $6,539,867
         Commissions payable                                                     1,023,407        1,029,610
         Deferred revenue                                                           70,220        2,511,135
         Current portion of capital lease obligations                              402,464          649,354
         Current portion of long-term debt                                         164,085          303,524
         Other current liabilities                                                 225,271          871,466
                                                                          -----------------------------------
      Total current liabilities                                                  7,204,323       11,904,956

      Capital lease obligations                                                    725,024          924,741
      Long term debt                                                               239,447          218,580

      Commitment and contingencies

      Shareholders' equity:
         Preferred stock, $.01 par value, 1,000,000 shares authorized;
           1,000 shares issued and outstanding                                          10               10
         Common stock, $.01 par value; 20,000,000 shares authorized,
            7,506,815 and 8,289,915 issued and outstanding at
           March 31, 2000 and June 30, 2000, respectively.                          75,068           82,899
         Additional paid-in capital                                             20,980,207       27,207,970
         Accumulated deficit                                                    (2,183,470)      (3,992,218)
                                                                          -----------------------------------
      Total shareholders' equity                                                18,871,815       23,298,661
                                                                          -----------------------------------
      Total liabilities and shareholders' equity                               $27,040,609      $36,346,938
                                                                          ===================================


                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  Three Months ended
                                                                                                        June 30
                                                                                                 1999              2000
                                                                                       --------------------------------------
      Revenues                                                                               $ 9,430,447       $ 8,647,789

      Costs of revenues                                                                        6,322,673         5,442,735
                                                                                       --------------------------------------

      Gross profit                                                                             3,107,774         3,205,054

      Operating expenses:
         Commissions                                                                             764,993           654,505
         Selling, general and administrative expenses                                          2,424,824         3,711,529
         Depreciation and amortization                                                           398,833           645,136
                                                                                       --------------------------------------
      Total operating expenses                                                                 3,588,650         5,011,170
                                                                                       --------------------------------------

      Operating loss                                                                            (480,876)       (1,806,116)

      Other income (expense):
         Interest expense                                                                        (34,828)          (69,181)
         Interest income                                                                          24,777            58,899
         Write down of investment                                                                (75,390)                -
         Other                                                                                     2,000             7,650
                                                                                       --------------------------------------
      Total other expenses, net                                                                  (83,441)           (2,632)
                                                                                       --------------------------------------

      Loss before benefit from income taxes                                                     (564,317)       (1,808,748)
      Benefit from income taxes                                                                 (234,464)                -
                                                                                       --------------------------------------
      Net loss                                                                              $   (329,853)      $(1,808,748)
                                                                                       ======================================

      Net loss per common share-basic and dilutive                                          $       (.05)      $      (.23)
                                                                                       ======================================

      Weighted average shares outstanding                                                      6,627,582         7,755,739
                                                                                       ======================================

See accompanying notes.

                            URSUS TELECOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three Months ended
                                                                                                    June 30
                                                                                             1999              2000
                                                                                    -------------------------------------
   Operating activities
   Net loss                                                                                 $(329,853)       $(1,808,748)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                                         398,833           645,136
        Allowance for doubtful accounts                                                        85,982            77,830
        Deferred income taxes                                                                (234,434)               -
        Amortization of consulting expense                                                     29,160           132,901
        Loss on the sale of investment                                                         75,390                -
        Other                                                                                  (2,000)               -
        Changes in operating assets and liabilities
         net of the effects of acquisitions:
          Accounts receivable                                                                 112,632           373,946
          Other current assets                                                                492,060            90,628
          Accounts payable and accrued expenses                                                43,857          (572,358)
          Other current liabilities                                                          (122,746)           25,178
                                                                                    -------------------------------------
   Net cash provided by (used in) operating activities                                        548,881        (1,035,687)

   Investing activities
   Purchase of equipment                                                                     (157,171)         (214,363)
   Cash provided by acquisitions net of cash purchase price                                       -             182,824
   Increase in advances to related parties                                                   (114,136)          (60,000)
   Increase in other assets                                                                   (59,019)          (71,691)
                                                                                    -------------------------------------
   Net cash used in investing activities                                                    (330,326)          (163,230)

   Financing activities
   Net proceeds from the sale of common stock                                                     -               8,250
   Repayments on capital leases                                                              (75,851)          (172,740)
   Repayments of long term debt                                                                                 (53,085)
                                                                                    -------------------------------------
   Net cash (used in) financing activities                                                    (75,851)         (217,575)

   Net change in cash and cash equivalents                                                    142,704        (1,416,492)
   Cash and cash equivalents at beginning of period                                         2,406,643         5,788,839
                                                                                    -------------------------------------
   Cash and cash equivalents at end of period                                              $2,549,347        $4,372,347
                                                                                    =====================================

   Supplemental cash flow  information
   Cash paid for interest                                                                   $  34,828        $     69,181
                                                                                    =====================================

   Non-cash investing and financing activities
   Equipment acquired for common stock                                                      $       -        $    272,250
                                                                                    =====================================

   Equipment acquired under capital leases and other financing                              $ 360,709        $    546,647
                                                                                    =====================================

   Common stock and warrants issued for acquisitions                                        $       -        $  5,822,393
                                                                                    =====================================

See accompanying notes.

                            URSUS TELECOM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
(1)      GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000, as set forth in Form 10-K of Ursus Telecom Corporation (the "Company," "Ursus" or "UTCC"). The results for the three months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

         The condensed consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

 (3) NET INCOME PER COMMON SHARE

Following is a reconciliation of amounts used in the per share computations:

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                            --------------------------------
                                                                                  1999           2000
                                                                            --------------------------------

       Net loss-numerator basic computation                                     $ (329,853)   $(1,808,748)
       Effect of dilutive securities-None                                                -              -
                                                                            --------------------------------
       Net loss as adjusted for assumed conversion-numerator diluted
           computation                                                          $ (329,853)   $(1,808,748)
                                                                            ================================

       Weighted average shares-denominator basic computation                     6,600,000      7,755,739
       Effect of dilutive securities-stock options                                  27,852              -
                                                                            --------------------------------
       Weighted average shares as adjusted-denominator                           6,627,852      7,755,739
                                                                            ================================

       Net income (loss) per share:
       Basic                                                                    $    (0.05)   $     (0.23)
                                                                            ================================

       Diluted                                                                  $    (0.05)   $     (0.23)
                                                                            ================================

(4) SEGMENT DISCLOSURES

         The Company operates in one single industry segment, the international long distance telecommunications industry. For the quarters ended June 30, 1999 and 2000, a significant portion of the Company's revenues were derived from traffic transmitted through its primary switch facility located in Sunrise, Florida.

(5) RECLASSIFICATIONS

Certain previous year amounts have been reclassified to conform to the current year presentation.

(6) ACQUISITIONS

Latin American Enterprises

         On June 13, 2000, pursuant to a Stock Purchase Agreement and Merger Agreement (collectively, the "Agreements") dated as of June 1, 2000, the Company, through a subsidiary, acquired Latin American Enterprises and purchased all the issued and outstanding common stock of various affiliated companies (collectively "LAE"). Pursuant to the Agreements, the shareholders of LAE received aggregate consideration of 450,000 shares of the Company's common stock, $65,000 in cash and warrants to purchase an additional 200,000 shares of the Company's common stock at an exercise price of $15.50 per share. Based upon the closing price of the Company's common stock on June 1, 2000 and the fair market value of the other consideration given, the aggregate consideration was valued at approximately $4.0 million. The acquisition has an effective date of June 1, 2000.

         LAE is a provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports their marketing efforts through branch offices located in 13 countries and operates a switching facility in Miami, Florida.

         The Company accounted for the LAE acquisition using the purchase method of accounting. Accordingly, the results of operations of LAE are included in the consolidated results of the Company as of June 1, 2000, the date of acquisition. Under the purchase method of accounting, the Company has preliminarily allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

                 Current assets                                                           $ 663,079
                 Property and equipment, net                                                653,327
                 Intangible assets                                                        7,782,963
                 Current liabilities                                                     (4,995,869)
                                                                                  -------------------
                 Total purchase price, including closing costs                          $ 4,103,500
                                                                                  ===================

         The allocation of the purchase price is preliminary pending the fair valuation of the acquired assets and liabilities and the appropriate useful life of acquired intangible assets, as the Company gathers additional information. The intangibles assets will be amortized over the useful life, not to exceed 20 years, on a straight-line basis.

Customer base acquisition

         On June 1, 2000, the company acquired the retail customer base and certain assets of a United States based carrier. The purchase price, pursuant to the agreements, is equal to three times the gross revenue billed to the customer base during the month of June 2000, or $1,894,000. The Company has determined that the purchase price will be paid in the form of stock, which based on the terms of the agreement is equal to 298,105 shares. The Company is amortizing the customer base over the estimated run-off period of the customers, not to exceed five years.

         The Company also acquired a switch and other equipment from the seller for approximately $95,000 in cash and 33,000 shares of the Company's common stock valued at $271,920 based on the closing price of the Company's common stock on June 1, 2000. These assets are being depreciated over their remaining estimated useful lives in accordance with the Company's depreciation policy.

         In connection with the transaction, the Company will pay contingent consideration of three times the excess of the average billed amounts to the acquired customer base during the months of September, October, and November 2000, over the June billed amount, if any. The Company has the option to pay the excess consideration, if any, in cash or common stock and is required to pay such amounts by December 31, 2000. Such contingent consideration, if any, will be additional purchase price when the amount is measurable and will be amortized over the remaining useful life of the customer base.

         In accordance with the agreement, the Company is required to register 50% of the initial and contingent consideration within 120 days of issuance. If the Company is not successful in registering such shares, the Company shall either buy back such shares at the price on the day of issuance plus interest at 5% per annum or pay interest at 1.5% per month until such registration occurs.

(7) SUBSEQUENT EVENTS

         On August 3, 2000, the Company terminated its relationship with Ameri-First Securities Capital. Under this agreement, Ameri-First was to provide the Company with certain advisory and consulting services. The Company was obligated to issue 100,000 warrants to purchase 100,000 shares of the Company's common stock at exercise prices ranging from $11.40 to $16.00 per share. As compensation for entering into the termination agreement, the Company granted 10,000 five year warrants to purchase 10,000 shares of Ursus common stock at an exercise price of $11.40. The previous grant of 100,000 warrants to purchase 100,000 shares of Ursus common stock was cancelled.

         On August 4, 2000, the Company executed a one-year agreement with Continental Capital & Equity Corporation to provide investor relation expertise. The agreement expires on July 31, 2001 unless termination sooner at the Company's option after three months. The agreement provides for a monthly fee of $10,000 plus the issuance of 100,000 warrants to purchase 100,000 shares of the company's common stock at exercise prices ranging from $7.00 to $12.00 per share. The warrants will be exercisable for a period of one year subsequent to the Company's registration of such shares underlying the warrants. The Company has agreed to register such shares if the market value of the common stock is in excess of the exercise prices noted above within 60 days of a written request by Continental. As additional compensation for entering into the agreement, Continental agreed to cancel a previous grant of 105,000 warrants to purchase 105,000 shares of common stock.

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

Overview

         We are a facilities-based provider of international telecommunications services and offer a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, Internet telephony and voice over the Internet protocol ("VOIP") typically to small and medium-sized businesses and travelers. Our primary service is call reorigination; however, we have increasingly been migrating calls to direct access, VOIP and other methods of transmission. We also sell services to other carriers and resellers on a wholesale basis in the US as well as abroad. Our retail customer base, which includes corporations and individuals, is primarily located in Southern Africa, Latin America, the Middle East (Lebanon and Egypt), Germany, New Zealand and other parts of the world. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida. We installed our first switch in Sunrise, Florida, which became fully operational in October 1993. As of March 31, 2000, we operate six NACT-STX switches with a capacity of 8,064 ports out of our central hub in Southern Florida. On September 17, 1998, as described below, we acquired Access Authority. This acquisition effectively tripled the number of minutes going through our switching center.

     We have also developed an e-commerce site known as theStream.com. Our goal for theStream.com is to become a leading communications portal on the Internet and a one-stop e-commerce shop for global telecommunications services. The site is running on an IBM RS/6000 server system, which incorporates a series of high quality and client-friendly service options such as voice over the Internet, PC to phone, phone to phone and other sophisticated web-centric applications. The site is anticipated to facilitate access to a host of value-added telecommunications products and services. Currently the site is operating without strong marketing support, and therefore we have not generated significant revenues as of the filing of this form 10-Q. See discussion in "Liquidity and Capital Resources" herein regarding the effects of theStream.com

         From November 1993 until the current time, we have grown by marketing our services through a worldwide network of independent agents and resellers which now serves in the aggregate approximately 130,000 active registered subscribers as of March 31, 2000. Billed minutes of traffic have increased from 26.8 million minutes in the three months ended June 30, 1999 to 35.4 million minutes in the three months ended June 30, 2000.

         On September 17, 1998, we purchased all the issued and outstanding common stock of Access Authority Inc. ("Access") for $8 million in cash. Access provides international long distance telecommunication services, including call reorigination, domestic toll-free access and various value-added features to small and medium sized businesses and individuals in over 38 countries throughout the world. Access markets its services through an independent and geographically dispersed sales force consisting of agents and resellers. Access operated a switching facility in Clearwater, Florida, which has now been fully integrated into our Sunrise, Florida facility.

         We have recently expanded our reach into Latin America and Spain through the acquisition of Latin America Enterprises ("LAE") on June 1, 2000. LAE is provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports, railroad stations and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operates a switching facility in Miami, Florida. We anticipate that we will consolidate the facility into our Sunrise, Florida facility.

         We have expanded our high margin retail customer subscriber base by purchasing a customer base from a US based carrier on June 1, 2000. This purchase also gave the Company a point of presence in Los Angeles, California, Nigeria and Gibraltar.

         Our management believes that the funds raised by our private equity placement, which was completed on February 10, 2000 and raised net proceeds of approximately $6.6 million will allow us to fund operations and integrate our recent acquisitions. If we are successful in obtaining additional funding our objectives may include:

         o The acquisition of competitors, which we believe will add additional annual revenues to our business along with synergistic opportunities. Deregulation and increased competition in the telecommunications industry have created a strong motivation to rapidly gain market share in selective markets through acquisitions.

         o The acquisition of equity interests in our exclusive agents in selected markets to further solidify the contractual relationships with these agents and to expand our business in markets offering favorable opportunities and returns.

         o The deployment of new technologies such as IP telephony technology to bypass today's switched telephone network by using cost-effective packet switched networks and/or the public Internet for the delivery of fax and voice communications. We intend to deploy a number of servers and POP's in selected countries to exploit the opportunities provided by IP telephony technology. This strategy will allow for more aggressive market penetration in selected markets, particularly in regulated markets, and a possible reduction in transmission costs.

         o The purchase of additional telecommunications equipment, including switches, gateways and servers using financing arrangements in order to expand our direct access, IP Network and carrier to carrier business.

         o The continued marketing and developing of our electronic commerce ("E-Commerce") internet site called "theStream.com". This site incorporates our traditional services with new service options such as voice over the Internet, PC to phone and other sophisticated web-centric applications.

         o The continued marketing and development of our LAE's subsidiary activities including airport points of presence and the deployment of additional prepaid phone card vending machines throughout the world.

Other Operating Data

         The following information for the three months ended June 30, 1999 and 2000 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided herein and the Consolidated Financial Statements presented with the Company's annual Form 10-K for the year ended March 31, 2000.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

                                                                                          Three Months ended
                                                                                                June 30,
                                                                                            1999         2000
                                                                                            ----         ----
Revenues...........................................................................        100.0%        100.0%
Cost of revenues...................................................................         67.0          62.9
Gross profit.......................................................................         33.0          37.1
Operating expenses:
   Commission......................................................................          8.1           7.6
   Selling, general and administrative.............................................         25.7          42.9
   Depreciation and amortization...................................................          4.2           7.5
Total operating expenses...........................................................         38.0          58.0
Operating loss.....................................................................         (5.0)        (20.9)
Other (expense) income.............................................................         (0.9)         (0.0)
Loss before income taxes...........................................................         (5.9)        (20.9)
Net loss...........................................................................         (3.5)        (20.9)

Results of Operations

Revenues. Revenues decreased $0.8 million (8.3%) from $9.4 million for the three months ended June 30, 1999 to $8.6 million for the three months ended June 30, 2000. The revenue decrease is primarily attributable to an industry wide decrease in revenues per minute as exemplified by the decline in revenue per minute of approximately 31.4% incurred by us for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Minutes of billable traffic for the three months ended June 30, 2000 increased by 32.0% to 35.4 million minutes compared to 26.8 million minutes for the same period last year. The increase in billable minutes came primarily from our reseller retail traffic, which increased by approximately 59.3% from approximately 12.0 million minutes to approximately 19.1 million minutes. The direct retail traffic generated primarily through our network of exclusive agents grew by approximately 9.8 % from approximately 14.8 million minutes to 16.2 million minutes. The decrease in revenue per minute is consistent with our entry into the more mature European markets, the ongoing deregulation process and open market policy in our core markets of Latin America and with our increased wholesale sales, which traditionally generate lower revenue per minute. In addition, we made a conscious decision to exit or gradually leave high risk, but historically high margin markets like Russia, Lebanon and Ecuador, which impacted our revenue sources.

Cost of Revenues. Cost of revenues decreased $0.9 million (13.9%), from $6.3 million for the three months ended June 30, 1999 to $5.4 million for the three months ended June 30, 2000. Cost of revenues as a percentage of sales decreased from 67.0% to 62.9%. As a percentage of sales the decrease is attributable to declining carrier cost per minute, aggressive negotiation with carriers, volume discounts and the use of advanced least cost routing techniques.

Gross Profit. Gross profit increased approximately $97,000 (3.1%) from $3.1 million for the three months ended June 30, 1999 to $3.2 million for the three months ended June 30, 2000. As a percentage of revenue, gross profit increased from 33.0% during the three months ended June 30, 1999 to 37.1% for the three months ended June 30, 2000. The increase was caused by improved margins attributable to costs for carrier usage declining faster than declining revenues per minute. In addition, as of June 1, 2000, our acquisition of LAE has contributed to our improved margins. This improvement was offset by the 8.3% decrease in revenues.

Operating Expenses. Operating expenses increased $1.4 million (39.6%) from $3.6 million for the three months ended June 30, 1999 to $5.0 million for the three months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses including commissions increased from 33.8% to 50.5%. The increase was due primarily to the expansion in personnel and overhead expenses associated with the continued expansion of our switching and operational facilities, the development of theStream.com and the costs in migrating traffic to Internet protocol (IP) telephony, in addition to costs associated with our effort to accelerate our worldwide marketing efforts and expand our VOIP and direct access carrier to carrier service capabilities. Commissions decreased 14.4% during the period from $0.8 million to $0.7 million reflecting decreased direct retail revenue and an increase in wholesale revenues, which traditionally demand less commission payouts.

Depreciation and amortization. Depreciation and Amortization expense increased approximately $0.2 million (61.8%) from approximately $0.4 million for the three months ended June 30, 1999 to approximately $0.6 for the three months ended June 30, 2000 primarily as a result of the expansion of our infrastructure in connection with our internet and VOIP projects and the ongoing deployment of our IP network. The increase is attributable to new switches, servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software, leasehold improvements, internal use of software and the amortization of acquisitions.

Operating loss. Operating loss increased from $0.5 million for the three months ended June 30, 1999 to a loss of approximately $1.8 million for the three months ended June 30, 2000, primarily as a result of a 39.6% increase in operating expenses as described above.

Net loss. As a result of all of the foregoing factors, and in light of our strategic decision to increase our market share through price reductions coupled with the ongoing existing competitive market pressure on revenues per minute and as a result of the increased expenses in personnel, back-office, switch operations in combination with our effort in accelerating our presence in the Internet protocol (IP) and Voice over the Internet (VOIP) markets as well as the continued development of theStream.com our net loss increased approximately $1.5 million from $0.3 million in the three months ended June 30, 1999 to $1.8 million for three months ended June 30, 2000.

Liquidity and Capital Resources

         Our capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and circuits, the continued development of theStream.com and working capital requirements. Historically, our capital requirements have been met primarily through funds provided by operations, term loans funded or guaranteed by our majority shareholder, capital leases and vendor financing agreements and the sale of common stock.

         Net cash provided by operating activities was approximately $0.5 million for the three months ended June 30, 1999 as compared to net cash used in operating activities of $1.0 million for the three months ended June 30, 2000. Cash flow from operations was impacted by a $1.5 million increase in our net loss offset.

         Net cash used in investing activities was approximately $163,000 for the three months ended June 30, 2000 compared with approximately $330,000 for the three months ended June 30, 1999 reflecting an increase caused by equipment purchases offset by the cash we received as a result of our acquisition of Latin American Enterprises.

         Net cash used in financing activities was approximately $218,000 for the three months ended June 30, 2000 as compared to $76,000 for the three months ended June 30, 1999. The increase was caused by increased capital lease and long term debt payments as result of additional financing incurred by the Company.

         On February 10, 2000 we agreed to sell $7 million in stock to a group of private institutional investors. The net proceeds to the Company from the sale after deducting expenses were approximately $6.6 million.

         We expect that the remaining proceeds from the sale of common stock and any internally generated funds will provide sufficient capital for us to fund operations through the rest of the fiscal year. Based on our current business model, we will be actively seeking new sources of equity or other financing to support our increased capital requirements due to the continued development of theStream.com and the ongoing development and migration to Internet protocol
(IP) / VOIP
telephony. There are no guarantees that sufficient funding will occur in time to fulfill our business model. If there is any delay in obtaining this additional financing we will implement our contingency plans, which could affect our future growth. The amount of our future capital requirements will depend upon many factors, including performance of the Company's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within our control, including competitive conditions and regulatory or other government actions. If the Company's plans or assumptions change or prove to be inaccurate or the net proceeds from the sale of common stock, together with internally generated funds or other financing, prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned.

         In order to fund potential acquisition and network expansion opportunities, we have and will continue to seek financing arrangements with vendors or other financial institutions. Other future sources of capital for us could include public and private debt, including high yield debt offerings, public and private equity financing, stand by lines of credit and leasing facilities. There can be no assurance that any such sources of financing will be available to us in the future or, if available, that they could be obtained on terms acceptable to the Company. While such financing may provide us additional capital resources that may be used to implement its business plan, the incurrence of indebtedness could impose risks, covenants and restrictions on us that may affect the Company in a number of ways, including the following: (i) a significant portion of our cash flow from operations may be required for the repayment of interest and principal payments arising from the financing, with such cash flow not being available for other purposes; (ii) such a financing could impose covenants and restrictions on us that may limit its flexibility in planning for, or reacting to, changes in its business or that could restrict its ability to redeem stock, incur additional indebtedness, sell assets and consummate mergers, consolidations, investments and acquisitions; and (iii) our degree of indebtedness and leverage may render us more vulnerable to a downturn in our business or in the telecommunications or Internet industry or the economy generally. In addition, equity financing will increase dilution and thus affect earnings per share to our common shareholders.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.1 - Financial Data Schedule

     (b) Reports on Form 8-K -

            (i) Current Report on Form 8-K filed on June 21, 2000 with regards to the consummation of the acquisition of Latin American Enterprises.

SIGNATURES
----------

                  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       URSUS TELECOM CORPORATION


                                       By: /s/ Johannes Seefried
                                          -------------------------
                                           Johannes S. Seefried
                                           Chief Financial Officer
                                           and authorized officer of registrant
Dated: August 14, 2000
      -----------------

                                  EXHIBIT INDEX



   Exhibit
   Number
   ------

      27*       Financial Data Schedule
        *       Filed herewith.