Form 10-K/A
period 2000-03-31
URSUS TELECOM CORP
filed 2000-08-17
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           ----------------

                             FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 23, 2000 was $17,654,000 (based on the last trade on June 23, 2000 at $5.875 per share). As of June 29, 2000, there were 1,000 shares of Series A Preferred Stock, $.01 par value per share, issued and outstanding, and 7,989,815 shares of common stock, $.01 par value per share ("Common Stock"), issued and outstanding.

Documents Incorporated by Reference
-----------------------------------
None.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 2000, as set forth in the pages attached hereto:

Table of Contents

                                 PART II

Item 6.  Selected Consolidated Financial Data

                                 PART III

Item 10. Directors and Officers of the Registrant

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                         URSUS TELECOM CORPORATION
                                 FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

Signatures.........................................................II-5

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

  (in thousand except per share amounts)          Year ended March 31,

                               1996        1997      1998    1999     2000
                               ----        ----      ----    ----     -----
Total revenues               $13,228      $20,838   $28,098 $34,326   33,526
Gross profit                   5,553        8,643     9,565  12,203   10,723
Operating income (loss)        1,369        2,004     1,720      34   (5,831)
Net income (loss)                790        1,253     1,074     194   (5,063)
Pro forma historical in 1999
 and 2000) net income
 (loss) per share-
  basic and dilutive (1)         .16          .25       .21     .03     (.75)
Pro forma weighted average
 shares outstanding (1)        5,000        5,000     5,000   6,296    6,759

EBITDA (2)                     1,463        2,140     1,927   1,193   (3,898)
Total current assets           2,363        4,566     5,502   8,641   11,964
Working capital                  811        1,646     1,092   2,135    4,760
Total assets                   2,797        5,243     7,718  23,043   27,530
Total current liabilities      1,552        2,920     4,410   6,506    7,204
Long term debt, less
  current portion                580          425         -       -      239
Total shareholders' equity
  (deficit)                      609        1,861     2,948  15,284   18,872

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

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   ---------------------------------------------------

     The following set forth the executive officers and directors of Ursus:

Name                   Age                       Position

Luca M. Giussani        46     Chief Executive Officer and Director
Jeffrey R. Chaskin      47     President, Chief Operating Officer and Director
Johannes S. Seefried    41     Chief Financial Officer and Director
Richard C. McEwan       45     Vice President of Customer Service
Steven L. Relis         38     Chief Accounting Officer
Gregory J. Koutoulas    51     Vice President, Controller and Secretary
William Newport         65     Director, Chairman of the Board of Directors
Kenneth L. Garrett      57     Director
Vincent Cannistaro      60     Director

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

     Richard C. McEwan has been recently named Vice President of Customer Service and served as Vice President of Agency Relations since September 1, 1997. Prior to joining Ursus on a fulltime basis, Mr. McEwan was a consultant to Ursus from its inception. From 1990 until our inception, Mr. McEwan served as the Director of International Development at Gateway USA. From 1988 to 1990

Mr. McEwan was cofounder and Executive Vice President of Gateway AsiaTaiwan, the first overseas agency of Gateway USA providing call reorigination services. Mr. McEwan also provides consulting services to the Ursus agent in the Bahamas. Mr. McEwan received a B.A. from Brigham Young University in 1980 and a Masters of International Management from the American Graduate School of International Management (Thunderbird) in 1982.

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

Name of Beneficial Owner (13)        Number of Shares    Percent of Ownership
-----------------------------        -----------------   --------------------
Luca M. Giussani (1)(2)                4,250,000(4)             52.2%
The Tail Wind Fund, Ltd. (17)            647,141(15)             8.1%
Juan Jose Pino Jr.                       627,498(9)(10)(16)      7.7%
Jeffrey R. Chaskin                       574,300(4)              7.1%
Johannes S. Seefried                     140,000(5)(10)(12)      1.7%
Richard McEwan                            55,000(3)              (7)
Steven L. Relis                           12,500(13)(14)         (7)
William Newport                           25,000(6)              (7)
Kenneth L. Garrett                        20,000(8)              (7)
Vincent Cannistraro                        5,000(11)             (7)
All Executive Officers and
Directors as a Group (9 Persons)       5,709,298(3)(4)(5)(6)    65.3%
                                       (8)(9)(13)(14)(15)(16)

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

(5)     Includes 10-year options to purchase 140,000 shares of common stock.

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

(11)    Excludes 10-year options to purchase 10,000 shares of common stock.

(12)    Excludes 10year options to purchase 175,000 shares of common stock.

(14)    Included 10-year options to purchase 12,500 shares of common stock.

(15)    Includes 5-year warrants to purchase 248,798 shares of common stock.

(16)    Included 3-year warrants to purchase 200,000 shares of common stock.

(17) The address of Tail Wind Funds Ltd. in Windemere House, 404 East Bay Street, P.O. Box SS 5539, Nassau, Bahamas.

(18) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). Accordingly, they may include shares owned by or for, among others, the spouse, minor children or certain other relatives of such individual, as well as other shares as to which the individual has the right to acquire within 60 days after such date.

                                  SIGNATURE

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

Dated: August 16, 2000