Form 10-Q
period 2000-09-30
URSUS TELECOM CORP
filed 2000-11-20
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                COMMISSION FILE NUMBER: 0-29674

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

                   Yes  [X]          No [  ]

As of November 20, 2000, the number of the registrant's Common Shares of $.01 par value outstanding was 8,289,920

                        URSUS TELECOM CORPORATION

                             FORM 10-Q

                         TABLE OF CONTENTS


                                                                     Page
                                                                     ----
PART I.      FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)                           1

            Condensed Consolidated Balance Sheets
            as of March 31, 2000 and September 30, 2000                1

            Condensed Consolidated Statements of Operations
            for the Three and Six Month Periods Ended
            September 30, 1999 and 2000                                1

            Condensed Consolidated Statements of Cash Flows
            for the Six Month Periods Ended
            September 30, 1999 and 2000                                3

            Notes to Condensed Consolidated Financial Statements       4

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       12

    Item 3. Quantitative and Qualitative disclosures
            about market risk                                         17


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                         18

    Item 6. Exhibits and Reports on Form 8-K.

    Signatures                                                        20

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                           URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                (UNAUDITED)


ASSETS                                          MARCH 31,      SEPTEMBER 30,
                                                 2000              2000
                                               -----------------------------
Current assets:
  Cash and cash equivalents                      $5,788,839     $2,017,510
  Accounts receivable, net                        4,397,429      3,454,685
  Prepaid expenses                                  321,205        388,465
  Advances and notes receivable related parties     157,475        220,475
  Income tax receivable                             680,000        659,168
  Assets held for sale                                           1,264,946
  Other current assets                               13,317          8,230
                                                 ---------------------------
Total current assets                             11,358,265      8,003,479

Equipment, net                                    5,300,517      5,690,086
Intangible assets, net                            9,579,670     19,806,157
Other assets, net                                   802,157      1,059,590
Total assets                                    $27,040,609    $34,559,312

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses          $5,318,876     $7,664,389
  Commissions payable                             1,023,407        882,993
  Deferred revenue                                   70,220      2,540,882
  Current portion of capital lease obligations      402,464        706,527
  Current portion of long-term debt                 164,085        196,071
  Notes payable                                                    670,839
  Other current liabilities                         225,271        459,698
Total current liabilities                         7,204,323     13,121,399

Capital lease obligations                           725,024        887,062
Long term debt                                      239,447        169,321

Commitment and contingencies

Shareholders' equity:

Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  1,000 shares issued and outstanding                    10             10
Common stock, $.01 par value;
   20,000,000 shares authorized,
   7,506,815 and 8,289,920 issued and outstanding
   at March 31, 2000 and September 30, 2000,
   respectively.                                     75,068         82,899
Additional paid-in capital                       20,980,207     27,863,317
Accumulated deficit                              (2,183,470)    (7,564,696)
                                                 --------------------------
Total shareholders' equity                       18,871,815     20,381,530
                                                 --------------------------
Total liabilities and shareholders' equity      $27,040,609    $34,559,312
                                                 ==========================

See accompanying notes.

                         URSUS TELECOM CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                            Three Months Ended          Six Months Ended
                               September 30,               September 30,
                             1999           2000        1999          2000
                            -------------------------------------------------
Revenues                  $ 9,129,730   $10,790,875   $18,560,177  $18,807,416

Cost of revenues            5,892,611     7,413,061    12,215,283   12,369,919
                            --------------------------------------------------

Gross profit                3,237,119     3,377,814     6,344,894    6,437,497

Operating expenses:
   Commissions                679,897       721,776     1,444,890    1,338,722
   Selling, general and
    administrative expenses 2,642,215     4,677,393     5,067,039    8,227,948
   Depreciation and
    amortization              405,509     1,088,323       804,342    1,733,460
                            --------------------------------------------------
Total operating expenses     3,727,621    6,487,492     7,316,271   11,300,130

Operating loss                (490,502) (3,109,678)      (971,377) (4,862,633)

Other income (expense):
   Interest expense            (50,962)    (79,623)       (85,790)   (148,804)
   Interest income              24,608      25,467         48,985      83,033
   Write down of investment                               (75,390)
   Gain on sale of equipment     1,026                      3,426
   Other expense                          (271,064)                  (266,648)
                             -------------------------------------------------
                               (25,328)   (325,220)      (108,769)   (330,419)
                             -------------------------------------------------

Loss before benefit
    for income taxes          (515,830) (3,434,898)    (1,080,146) (5,193,052)
Benefit for income taxes      (120,136)    153,723       (354,599)    153,723
                             -------------------------------------------------
Net Loss                     $(395,694)$(3,588,621)   $  (725,547)$(5,346,775)
                             =================================================

Net loss per common
   Share-basic and dilutive  $    (.05) $     (.43)   $     (.10) $      (.67)
                             =================================================

Weighted average shares
   outstanding                7,404,000   8,289,920     6,977,454    8,023,283
                             =================================================
See accompanying notes.

                            URSUS TELECOM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1999          2000
                                                -------------------
OPERATING ACTIVITIES

Net loss                                   $  (725,547)   $ (5,346,775)
Adjustments to reconcile net loss to net
 cash provided by (used in)
 operating activities:
  Depreciation and amortization                804,342       1,733,460
  Allowance for doubtful accounts              243,291         342,786
  Deferred taxes                               107,610
  Amortization of consulting expense                           141,838
  Gain on sale of equipment                     (3,426)
  Loss on the sale of investment                75,390
Changes in operating assets and liabilities
 excluding the effects of the business
 acquisition:
   Accounts receivable                        (749,443)        178,108
   Prepaid expenses                            110,227          70,240
   Other current assets                        584,544         106,252
   Income tax receivable                      (467,210)         20,832
   Accounts payable and accrued expenses       616,730        (125,121)
   Commissions payable                        (145,925)        140,417
   Other current liabilities                  (105,753)       (112,040)
Net cash provided by (used in)
 operating activities                          344,830      (2,850,003)

INVESTING ACTIVITIES
   Purchase of equipment                      (361,754)       (891,833)
   Increase in advances to related parties    (176,460)        (63,000)
   Cash provided by acquisitions,
    net of cash acquired                                       182,824
   Increase in other assets                   (162,025)        284,649
Net cash used in investing activities         (700,239)       (487,360)

FINANCING ACTIVITIES
   Repayments of long-term debt                (72,852)       (120,440)
   Net proceeds from the sale of
    common stock                               170,248           8,250
   Repayments on capital leases               (188,474)       (321,776)
Net cash used in financing activities          (91,078)       (433,966)
Net decrease in cash and cash equivalents     (446,487)     (3,771,329)
Cash and cash equivalents at
  beginning of period                        2,406,643       5,788,839
Cash and cash equivalents
  at end of period                      $    1,960,156     $ 2,017,510

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                $       85,790     $   148,804

  Assets acquired under capital leases
    and other financing                 $      942,337     $   653,495

  Equipment acquired with common stock  $                  $   272,250

  Common stock and warrants
    issued for acquisitions             $                  $ 6,468,603

See accompanying notes.

                      URSUS TELECOM CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

(1) GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000, as set forth in Form 10-K of Ursus Telecom Corporation. The results for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

     The condensed consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) ISSUES AFFECTING LIQUIDITY

     Ursus experienced net losses in fiscal 2000 and for the first six months of fiscal 2001, and has an accumulated deficit and working capital deficit of approximately $7.6 million and $5.1 million, respectively, at September 30, 2000. Ursus's results of operations and operating cash flows have been negatively impacted primarily by a decline in gross margins and an increase in selling, general and administrative expenses. The decline in gross margins have resulted from competitive pressures whereby revenues per minute have decreased relative to the cost per minute Ursus incurs to transmit calls. Selling, general and administrative expenditures have increased primarily as a result of expenditures related to the support and operation of Ursus's e-commerce site, theStream.com, launched in fiscal 2000, and the integration efforts for acquired businesses and customer bases. In response to these matters, Ursus is in the process of implementing specific cost reduction plans, which include headcount reductions, the cessation of development and certain support of the theStream.com, as well as, a reduction in other administrative expenses. In addition, Ursus's management has approved the sale of theStream.com and is currently evaluating potential sale strategies. Management began to implement the cost reduction measures in October, 2000 and believes that these initiatives will enable Ursus to generate sufficient cash flow from operations to meet obligations as they become due.

     In addition to the cost reduction initiatives, Ursus is seeking new sources of debt or equity financing to ensure liquidity. It is uncertain, however, whether Ursus will be successful in its attempts to reduce costs or whether new financing will be available on terms acceptable to Ursus. Ursus's operating cash flow is dependent on factors beyond management's control, including general economic conditions and conditions in the markets Ursus serves. If management's plans or assumptions change or prove to be inaccurate, then continued expense reductions may be necessary, which could impact the future growth of Ursus.

(3) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, Ursus has disputes with carriers over billing discrepancies. Although management has historically been successful in resolving these disputes, there can be no assurance that ongoing disputes will be resolved as anticipated. In the event that an ongoing dispute results in an additional liability, management believes that such amounts will not have a material adverse affect on Ursus's financial condition or results of operations.

     In fiscal 2000, Ursus entered into an agreement with Global Crossing to purchase over a three year period approximately $30 million in capacity on undersea cables currently under construction Ursus and Global Crossing have agreed to cancel the purchase contract with no cost to Ursus.

(4) NET LOSS PER COMMON SHARE

Following is a reconciliation of amounts used in the per share computations:

                                      Three Months Ended        Six Months Ended
                                         September 30,          September  30,
                                     1999          2000        1999         2000
                                  -----------------------------------------------------
Net loss-numerator basic
  computation                    $ (395,694) $(3,588,621)  $(725,547) $(5,346,775)
Effect of dilutive securities
  -None

Net loss as adjusted for assumed
  conversion-numerator Diluted
  computation                    $ (395,694) $(3,588,621)  $(725,547) $(5,346,775)

Weighted average shares-
  denominator basic computation   7,404,000    8,289,920   6,977,454  8,023,283

Effect of dilutive securities-
  Stock options

Weighted average shares as
  adjusted-denominator            7,404,000    8,289,920   6,977,454    8,023,283

Net loss per share:
Basic                             $  (0.05)    $  (0.43)   $  (0.10)    $(0.67)

Diluted                           $  (0.05)    $  (0.43)   $  (0.10)    $(0.67)

(5) SEGMENT DISCLOSURES

     Ursus operates in one industry segment, the international long distance telecommunications industry. For the quarters ended September 30, 1999 and 2000, a significant portion of Ursus's revenues were derived from traffic transmitted through its primary switch facility located in Sunrise, Florida.

(6) RECLASSIFICATIONS

     Certain previous period amounts have been reclassified to conform to the current period presentation.

(7) ASSETS HELD FOR SALE

     As indicated in Note 2 above, management has authorized the sale of theStream.com. Statement of Financial Accounting Standards No. 121:
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal. Ursus is actively seeking buyers for theStream.com and has classified certain related assets, including equipment, internal use software and other assets as being held for sale. Management is currently evaluating the fair values and costs to sell these assets and expects that their evaluation will be complete in the third quarter of fiscal 2001. If the results of the evaluation indicate that carrying value exceeds fair value less costs to sell, Ursus will write-down these assets.

     The sale of theStream.com should have an immaterial impact on the revenue of Ursus, as the revenue generated from theStream.com is insignificant when compared to total revenue. As of September 30, 2000, Ursus has classified approximately $1.3 million as assets held for sale. Ursus has approximately $437,000 in capital lease obligations and equipment financing related to these assets. Certain of these obligations are secured by the related assets. Ursus has not yet determined whether or to what extent these obligations could be transferred as a part of the asset sale and has classified these obligations in the current and long term liabilities section of the accompanying balance sheets.

(8) DEFERRED TAXES

     For the six months ended September 30, 2000, Ursus's income tax provision (benefit) was computed using an estimated annual effective tax rate of approximately 38%. Because of the net losses experienced by Ursus, deferred income taxes are primarily composed of net operating loss carryforwards. Management has evaluated the recoverability of the deferred taxes arising in the current period and determined that a full tax valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. After recording the valuation allowance, the income tax benefit generated during the six months ending September 30, 2000 was fully offset and the net deferred tax assets and liabilities are zero.

     Additionally, in the three month period ended September 30, 2000, Ursus filed for income tax refunds to carryback certain losses to prior taxable periods and wrote-off approximately $137,580 of income tax receivables in excess of amounts previously expected to be recovered. In October 2000, Ursus received approximately $659,000 in tax refunds from the Internal Revenue Service representing a carryback of the prior fiscal year's losses to prior tax years.

(9) OTHER INCOME (EXPENSE)

     Included in other income (expense) are foreign currency exchange losses incurred by Ursus. Ursus has a contract with its South African agent whereby Ursus has guaranteed a minimum exchange rate. As a result of the devaluation of the South African Rand as compared to the US dollar, Ursus incurred an exchange loss during the three month period ended September 30, 2000. Included in other expense is an exchange loss of approximately $340,000, partially offset by approximately $64,000 in commissions refunded to Ursus from its South African agent as a result of the impact of the exchange rate differences
on the revenue base.   Ursus is currently renegotiating the agreements with
its South African agent and does not expect significant foreign exchange losses in the future.

(10) ACQUISITIONS

Latin American Enterprises
---------------------------

     On June 13, 2000, pursuant to a Stock Purchase Agreement and Merger Agreement (collectively, the "Agreements") dated as of June 1, 2000, Ursus acquired Latin American Enterprises and purchased all the issued and outstanding common stock of various affiliated companies (collectively "LAE"). Pursuant to the Agreements, the shareholders of LAE and the affiliated Companies received aggregate consideration of 450,000 shares of Ursus's common stock, $65,000 in cash and warrants to purchase 200,000 shares of Ursus's common stock at an exercise price of $15.50 per share. Based upon the closing price of Ursus's common stock on June 1, 2000, and the fair market value of the other consideration given, the aggregate consideration was valued at approximately $4.1 million. The acquisition has an effective date of June 1, 2000. As provided in the agreement 100,000 shares of the purchase price is being held in an escrow account for a period of three years for the purpose of protecting Ursus from any undisclosed liabilities. In the event that Ursus exercises its rights under the escrow agreement, the final stock consideration paid for the acquisition and the purchase price will be adjusted accordingly.

     LAE is a provider of international long distance telecommunication services, pimarily through the sale of prepaid calling cards in airports and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports their marketing efforts through branch offices located in 13 countries and operated a switching facility in Miami, Florida, which has since been consolidated into our Sunrise, Florida hub.

     Ursus accounted for the LAE acquisition using the purchase method of accounting. Accordingly, the results of operations of LAE are included in the consolidated results of Ursus as of June 1, 2000, the date of acquisition. Under the purchase method of accounting, Ursus has preliminarily allocated the purchase price to assets and liabilities acquired based upon their estimated fair values as follows:

          Current assets                                         $ 672,079
          Property and equipment, net                              653,327
          Intangible assets                                      8,059,580
          Current liabilities                                   (5,281,486)
          Total purchase price, including closing costs        $ 4,103,500

     The allocation of the purchase price and the intangible assets recorded are preliminary, as Ursus is gathering additional information to value the acquired assets and liabilities. The acquired intangible assets consist of goodwill of approximately $7.3 million and a non-compete agreement valued at approximately $0.8 million. The goodwill and non-compete are being amortized on a straight-line basis over their estimated useful life and contract term of ten and three years, respectively.

Customer base acquisition
--------------------------

     On June 1, 2000, Ursus acquired the retail customer base and certain assets of Justice Telecom Corporation ("Justice"), a United States based carrier, for stock. The purchase price was 298,105 shares of Ursus's common stock valued at approximately $2.5 million. Ursus is amortizing the customer base using a method that approximates the estimated run-off of the underlying customers over a period of five years.

     Ursus also acquired a switch and other equipment from Justice for approximately $95,000 in cash and 33,000 shares of Ursus's common stock valued at $271,920 based on the closing price of Ursus's common stock on June 1, 2000. These assets are being depreciated over their remaining estimated useful lives in accordance with Ursus's depreciation policy.

     In connection with the transaction, Ursus will pay contingent consideration of three times the excess of the average billed amounts to the acquired customer base during the months of September, October, and November 2000, over the June billed amount, if any. Ursus has the option to pay the excess consideration, if any, in cash or common stock and is required to pay such amounts by December 31, 2000. Such contingent consideration, if any, will be accounted for as additional purchase price when the amount is measurable and will be amortized over the remaining useful life of the customer base. Based on the billed amounts for September and October, Ursus does not expect to pay a significant amount of additional consideration to Justice.

(11) EQUITY

     On August 4, 2000, Ursus terminated its relationship with Ameri-First Securities Capital. Under this agreement, Ameri-First was to provide Ursus with certain advisory and consulting services. Ursus was obligated to issue warrants for the purchase of up to 100,000 shares of Ursus's common stock at exercise prices ranging from $11.40 to $16.00 per share. As compensation for entering into the termination agreement, Ursus granted five year warrants to purchase 10,000 shares of Ursus common stock at an exercise price of $11.40 per share. The previous grant of warrants to purchase100,000 shares of Ursus common stock was cancelled.

     On August 3, 2000, Ursus executed a one-year agreement, cancelable upon 30 day notice, with Continental Capital & Equity Corporation to provide investor relation expertise. The agreement provides for a monthly fee of $10,000 plus the issuance of warrants to purchase up to 100,000 shares of Ursus's common stock at exercise prices ranging from $7.00 to $12.00 per share. The warrants will be exercisable for a period of one year subsequent to Ursus's registration of such shares underlying the warrants. Ursus has agreed to register such shares if the market value of the common stock is in excess of the exercise prices noted above within 60 days of a written request by Continental. As additional compensation for entering into the agreement, Continental agreed to cancel a previous grant of warrants to purchase 105,000 shares of common stock.

     The warrants issued to Ameri-First and Continental were fully vested at the date of grant and were valued by Ursus using the Black-Scholes option pricing model. Included in selling, general and administrative expenses for the six month period ended September 30, 2000 is approximately $142,000 of consulting expense related to these warrants.

Stock options
-------------

     Ursus periodically grants options to employees. The exercise price of options granted equals or exceeds the fair value of the underlying common stock on the dates of grant. A summary of stock option activity for the six months ended September 30, 2000 is as follows:
                                                             Weighted
                                                             Average
                                                             Exercise
                                              Shares           Price
                                            -------------------------
Options outstanding   March 31, 2000          775,300        $ 10.07
                                            -------------------------

Granted                                       374,000           7.53
Exercised                                       2,000          20.23
Forfeitures                                    35,750          15.02
                                            -------------------------
Options outstanding   September 30, 2000    1,111,500         $ 9.04
                                            -------------------------

(12) LEGAL PROCEEDINGS

Jeffrey Chaskin
---------------

     On October 27, 2000, the Chief Executive Officer of Ursus Telecom Corporation asked the then President and Chief Operating Officer of Ursus, Jeffrey Chaskin, to take a temporary leave of absence. Following this request, on October 30, 2000, Mr. Chaskin resigned as President and Chief Operating Officer of Ursus and on November 2, 2000 filed suit in the Circuit Court in Broward County, Florida against Ursus alleging that Ursus had breached the employment agreement between the parties. Mr. Chaskin is demanding a judgement for $1,675,000 plus interest, costs and attorneys' fees.

     Ursus has not yet responded to the suit filed by Mr. Chaskin; however, Ursus denies the claims by Mr. Chaskin, intends to vigorously defend itself and may file counterclaims against Mr. Chaskin. Management is unable to estimate Ursus's potential range of monetary exposure, if any, or to predict the ultimate outcome of the matter.

Other
-----

     LAE, which Ursus acquired on June 1, 2000, is a defendant in a legal action brought by Worldcom Technologies, Inc. in the Circuit Court of Dade County, Florida. A non-jury trial has been scheduled to begin on December 11, 2000. Ursus has fully reserved what it believes is its maximum exposure under the suit and; therefore, does not believe that this action will have a material impact on its financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of Ursus for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by management or any other person that the objectives or plans of Ursus will be achieved or that any of the operating expectations will be realized. The revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to Ursus; (x) highly competitive market conditions in the industry; (xi) obsolescence of and changes in telecommunications switching and access equipment; and (xii) concentration of credit risk; (xiii) vendor responses to potential delays or defaults due to cash shortages Ursus may experience; (xiv) the ability to successfully integrate new acquisitions; and (xv) other risk factors included in Ursus's report on form 10-K, on file with the Securities and Exchange Commission The foregoing review of the important factors should not be considered as exhaustive. Other than as required under the securities laws of the United States, Ursus undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF URSUS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING URSUS INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

          Ursus is a facilities-based provider of international telecommunications services and offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service and direct-dial international service, Internet telephony and voice over the Internet protocol ("VOIP"), typically to small and medium-sized businesses and travelers. Our primary service is call reorigination; however, we have increasingly been migrating calls to direct access, VOIP and other methods of transmission. We also sell services to other carriers and resellers on a wholesale basis in the US as well as abroad. Our retail customer base, which includes corporations and individuals, is located in South Africa, Latin America, the Middle East (Lebanon and Egypt), Europe (Germany and Spain), New Zealand and other parts of the world. We operate a switched-based digital telecommunications network out of our primary switching hub located in Sunrise, Florida. We installed our first switch in Sunrise, Florida, which became fully operational in October 1993. As of March 31, 2000, we operated six NACT-STX digital tandem telecommunication switches with a capacity of 8,064 ports out of our central hub in South Florida. During the quarter ended September 30, 2000, we began to route traffic through our New York point of presence.

     From November 1993 until the current time, we have grown by marketing our services through a worldwide network of independent agents and resellers, which , as of March 31, 2000, serves approximately 130,000 active registered
subscribers.   Billed minutes of traffic have increased from 27.7 million minutes in the three months ended September 30, 1999 to 36.5 million minutes in the three months ended September 30, 2000.

RECENT EVENTS

     We expanded our reach into Latin America and Spain through the acquisition of Latin America Enterprises (and several affiliated companies (collectively, "LAE") on June 1, 2000. LAE is provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports, railroad stations and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operated a switching facility in Miami, Florida, which has since been consolidated into our Sunrise, Florida hub.

     We have expanded our retail customer subscriber base by purchasing a customer base from Justice Telecom Corporation ("Justice"), a US based carrier on June 1, 2000. This purchase also gave us points of presence in Los Angeles, California, Nigeria and Gibraltar. At the date of the purchase, the customer base consisted of approximately 12,000 customers that represented less than 10% of Ursus's consolidated customer base subsequent to the acquisition.

     In late October of 2000 management made the decision, due to increasing development, support and marketing costs and lower than expected revenue, to scale back expenditures related to our e-commerce web site known as theStream.com. The site continues to operate with no new development or marketing support. Users can still purchase products offered by Ursus including traditional long distance, PC to phone and prepaid calling cards. We are actively seeking buyers for the site and the related assets, while exploring other options that may be available to us. We believe that such a sale will allow us to recover our costs. In the event that we are unable to recover our costs we will be required to record an impairment loss, which may
be significant.   See discussion in "Liquidity and Capital Resources"  on page
16 regarding the effects of theStream.com.


OTHER OPERATING DATA

     The following information for the three and six months ended September 30, 2000 and 1999 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided in this 10-Q and the Consolidated Financial Statements presented with Ursus's annual report for the fiscal year ended March 31, 2000.

     The following table sets forth income statement data as a percentage of revenues for the periods indicated:

                               Three Months ended          Six Months ended
                                  September 30,               September 30,
                               1999          2000          1999         2000
                               ----------------------------------------------
Revenues                       100.0%       100.0%        100.0%      100.0%
Cost of revenues                64.5         68.7          65.8        65.8
Gross profit                    35.5         31.3          34.2        34.2
Operating expenses:
     Commission                  7.5          6.8           7.8         7.1
     Selling, general and
      administrative            28.9         43.3          27.3        43.7
     Depreciation and
       amortization              4.4         10.0           4.3         9.2
Total operating expenses        40.8         60.1          39.4        60.1
Operating loss                  (5.3)       (28.8)         (5.2)      (25.9)
Other expense                   (0.3)        (3.0)         (0.6)       (1.8)
Loss before income taxes        (5.6)       (31.8)         (5.8)      (27.7)
Net Loss                        (4.3)       (33.3)         (3.9)      (28.4)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

REVENUES. Revenues increased $1.7 million (18.2%) from approximately $9.1 million for the three months ended September 30, 1999 to approximately $10.8 million for the three months ended September 30, 2000. The revenue increase is attributable to the acquisition of LAE and the Justice customer base offset by continued decrease in revenue per minute. Revenue per minute declined by approximately 15.2% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Minutes of billable traffic for the quarter increased by 31.5% to approximately 36.5 million minutes compared to 27.7 million minutes for the same period last year. The direct retail traffic generated primarily through our network of exclusive and non-exclusive agents and resellers grew by approximately 26.9% from approximately 13.8 million minutes to 17.5 million minutes. The decrease in revenue per minute is consistent with our entry into more mature European markets, the ongoing deregulation process and open market policy in our core markets of Latin America and with our increased wholesale sales, which traditionally generate lower revenues per minute.

COST OF SERVICES. Cost of services increased $1.5 million (25.8%), from $5.9 million for the three months ended September 30, 1999 to $7.4 million for the three months ended September 30, 2000. Cost of services as a percentage of sales increased from 64.5% to 68.7%. This increase in our costs is attributable to increased network capacity associated with our planned expansion of our carrier wholesale division and VOIP business, as well as higher than expected costs incurred at our Los Angeles Switch operation.

GROSS PROFIT. Gross profit increased $0.2 million (4.3%) from $3.2 million for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000. As a percentage of revenue, gross profit decreased from 35.5% during the three months ended September 30, 1999 to 31.3% for the three months ended September 30, 2000. Gross profit decreased as a percentage of revenue as a result of higher network costs and higher than expected costs incurred at our Los Angeles switch operation during the integration of the Justice customer base acquired in June 2000, which resulted in lower profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including commissions, increased $2.1 million (62.5%) from $3.3 million for the three months ended September 30, 1999 to $5.4 million for the three months ended September 30, 2000. The increase was due primarily to the expansion in personnel and overhead expenses associated with the continued expansion of our switching and operational facilities, the operation, support and marketing of theStream.com and additional costs incurred to migrate traffic to Internet protocol (IP) telephony. In addition, costs associated with our effort to accelerate our worldwide marketing efforts and expand on our VOIP and direct access carrier to carrier service capabilities led to increased selling, general and administrative expenses. Finally, our recent acquisitions, which were included in the results of operations for the entire quarter, resulted in increased payroll and other costs. Bad debt expense, a component of selling, general and administrative expenses increased $0.1 million (40.6%) from $0.2 million for the three months ended September 30,1999 to $0.3 million for the three months ended September 30, 2000 as a result of increased risks associated with certain territories. As a percentage of revenues, selling, general and administrative expenses, including commissions, increased from 36.4% to 50.0%. We have substantially increased our personnel and infrastructure in connection with our VOIP initiatives and in connection with theStream.com and particularly with the acquisitions of LAE and the Justice customer base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $0.7 million (166.4%) from approximately $0.4 million for the three months ended September 30, 1999 to approximately $1.1 million for the three months ended September 30, 2000 primarily as a result of the expansion of our infrastructure in connection with our internet and VOIP projects and the ongoing deployment of our IP network. The increase is attributable to new switches, servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software, leasehold improvements, internal use of software and the amortization of intangibles resulting from acquisitions, which increased substantially with the acquisition of LAE and the Justice customer base.

OPERATING LOSS. The operating loss increase from approximately $0.5 million for the three months ended September 30, 1999 to 3.1 million for the three months ended September 30, 2000 primarily as a result of a 62.5% increase in selling, general and administration expenses, including commissions, a 166.4% increase in depreciation and a decrease in gross profit , as described above.

OTHER EXPENSE. Other expense increased approximately $0.3 million (1,184.0%) from approximately $25,000 to approximately $0.3 million primarily as a result of foreign currency exchange losses as it relates to a contract with our South Africa agent whereby Ursus has guaranteed an exchange rate for a period of time. As a result of the devaluation of the South African currency as compared to the US Dollar, Ursus incurred a loss of approximately $340,000, offset in part by commissions refunded by the agent as a result of the impact of the exchange rate loss to the revenue base.

NET LOSS. As a result of all of the foregoing factors, our net loss increased approximately $3.2 million from approximately $0.4 million in the three months ended September 30, 1999 to approximately $3.6 million for three months ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

REVENUES. Revenues increased $0.8 million (4.7%) from approximately $18.6 million for the six months ended September 30, 1999 to approximately $19.4 million for the six months ended September 30, 2000. The revenue increase is attributable to the acquisition of LAE and the Justice customer base , offset in part by a continued decrease in revenues per minute. Revenues per minute declined by approximately 23.5% since our year-end of March 31, 2000. Minutes of billable traffic for the six months increased by 31.7% to approximately
71.9 million minutes compared to 54.6 million minutes for the same period last year. The direct retail traffic generated primarily through our network of exclusive and non-exclusive agents and grew by approximately 18.1% from approximately 28.6 million minutes to 33.8 million minutes. The decrease in revenue per minute is consistent with our entry into more mature European markets, the ongoing deregulation process and open market policy in our core markets of Latin America and with our increased wholesale sales, which traditionally generate lower revenue per minute.

COST OF SERVICES. Cost of Services increased $0.7 million (5.2%), from $12.2 million for the six months ended September 30, 1999 to $12.9 million for the six months ended September 30, 2000. Cost of services as a percentage of sales increased to 66.1% from 65.8%. This increase in our costs as a percentage of sales is attributable to increased network costs associated with our planned expansion of our carrier wholesale division and our VOIP business as well as higher than expected costs incurred at our Los Angeles Switch operation during the integration of the Justice customer base acquired in June 2000.

GROSS PROFIT. Gross profit increased $0.3 million (3.8%) from $6.3 million for the six months ended September 30, 1999 to $6.6 million for the six months ended September 30, 2000. As a percentage of sales gross profit decreased to 33.9% for the six months ended September 30, 2000 from 34.1% for the comparable period last fiscal year. This is result of declining revenues per minute as discussed above offset in part by declining costs per minute. For the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 average cost per minute has decreased 18.2% or an average of $.04 per minute.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including commissions, increased $3.3 million (50.0%) from approximately $6.5 million for the six months ended September 30, 1999 to $9.8 million for the six months ended September 30, 2000. The increase was due primarily to the expansion in personnel and overhead expenses associated with the continued expansion of our switching and operational facilities, the development, operation, support and marketing of theStream.com and additional costs to migrate traffic to Internet protocol (IP) telephony. In addition, costs associated with our effort to accelerate our worldwide marketing efforts and expand on our VOIP and direct access carrier to carrier service capabilities led to increased selling, general and administrative expenses. Finally, our recent acquisitions resulted in increased payroll and other costs. Bad debt expense, a component of selling general and administrative expenses increased $0.1 million (29.0%) from $0.3 million during the six months ended September 30, 1999 to $0.4 million for the six months ended September 30, 2000 as a result of increased risks associated with certain territories. As a percentage of revenues, selling, general and administrative expenses, including commissions, expenses increased from 35.1% to 50.2%. We have substantially increased our personnel and infrastructure in connection with our VOIP initiatives, in connection with theStream.com and the acquisitions of LAE and the Justice customer base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $0.9 million (115.5%) from approximately $0.8 million for the six months ended September 30, 1999 to approximately $1.7 million for the six months ended September 30, 2000 primarily as a result of the expansion of our infrastructure in connection with our internet and VOIP projects and the ongoing deployment of our IP network. The increase is attributable to new switches, servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software, leasehold improvements, internal use of software and especially amortization of intangibles resulting from acquisitions, which increased substantially with the acquisition of LAE and the Justice customer base.

OPERATING LOSS. Operating loss increased from approximately $1.0 million for the six months ended September 30, 1999 to approximately $4.9 million for the six months ended September 30, 2000 primarily as a result of a 50.0% increase in selling, general and administrative expenses, including commissions, and a 115.5% increase in depreciation and amortization, as described above.

OTHER EXPENSE. Other expense increased approximately $0.2 million (201.4%) from approximately $0.1 million to approximately $0.3 million primarily as a result of foreign currency transaction losses as it relates to a contract with our South Africa agent where Ursus has guaranteed an exchange rate for a period of time. As a result, with the devaluation of the South African currency as compared to the US Dollar, Ursus has incurred a loss of approximately $340,000, offset in part by commissions refunded by the agent as a result of the impact of the exchange rate loss to the revenue base.

NET LOSS. As a result of all of the foregoing factors our net loss increased by approximately $4.7 million from $0.7 million in the six months ended September 30, 1999 to approximately $5.4 million for six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and circuits, maintenance of theStream.com and working capital requirements. Historically, our capital requirements have been met primarily through funds provided by operations, capital leases and vendor financing agreements and the sale of common stock.

     Net cash used by operating activities was approximately $2.5 million for the six months ended September 30, 2000 as compared to net cash provided by operating activities of $0.2 million for the six months ended September 30, 1999. Cash flow from operations was impacted by a $4.7 million increase in our net loss partially offset by increased depreciation and amortization.

     Net cash used in investing activities was approximately $0.8 million for the six months ended September 30, 2000 compared with approximately $0.3 million for the six months ended September 30, 1999 reflecting increased equipment purchases, offset in part by the cash we received as a result of our acquisition of Latin American Enterprises.

     Net cash used in financing activities was approximately $0.5 for the six months ended September 30, 2000 as compared to $0.3 for the six months ended September 30, 1999. The increase was primarily caused by increased capital lease and long-term debt payments as a result of additional financing incurred by Ursus.

     We have experienced significant cash flow losses during this fiscal year as a result of various factors. We have implemented certain cost reduction initiatives, beginning in October 2000. These initiatives include a substantial headcount reduction, the cessation of selling, general and administrative expenditures related to Ursus's e-commerce site, theStream.com, as well as, a reduction in other administrative expenses. We believe that these changes, along with a refocus on our core telephony business will enable us to return to cash flow breakeven. We will continue to seek new sources of capital to ensure liquidity. It is uncertain, however, whether we will be successful in our efforts to raise additional capital and whether we can return to profitability. The amount of our future capital requirements will depend upon many factors, including performance of Ursus's business, the rate and manner in which it expands, staffing levels and customer growth, as well as other factors not within our control, including competitive conditions and regulatory or other government actions. If management's plans or assumptions change or prove to be inaccurate, then continued expense reductions may be necessary, which could impact the future growth of Ursus.

SEASONALITY

     Ursus has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK. As a global enterprise, we face exposure to adverse movements in foreign currency exchange rates, even though we bill primarily in United States Dollars and are generally paid by customers outside of the United States either in United States Dollars or in local currency at predetermined rates. Our foreign currency exposure may change over time as the level of activity in foreign markets changes and could have a material adverse impact on our financial results.

INTEREST RATE RISK. Our financial instruments consisting of lease obligations and notes payable have fixed interest rates and are short term and therefore are not sensitive to market changes in interest rates. Potential increases in interest rates could increase borrowing costs and could have a material adverse impact on our financial performance.

PART II.     OTHER INFORMATION

Item 1:     Legal Proceedings.

     Access Authority, Inc., which Ursus acquired on September 17, 1998, is involved as plaintiff and defendant in a legal action, as described below, which is incident to its business. Management does not believe that this action will have a material impact on Ursus's financial condition.

     In February 1998, Access Authority filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley") in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access Authority, breached his sales agreement with Access Authority, wrongfully diverted customers and business to Access Authority's competitors, misappropriated Access Authority's trade secrets, breached fiduciary duties and other duties owed to Access Authority and engaged in unfair competition. Access Authority sought compensatory damages, injunctive relief and a declaratory judgment. Alley denied the material allegations in Access Authority's complaint and asserted a counterclaim in which he claimed breach of contract by and unjust enrichment of Access Authority on account of Access Authority's solicitation of customers located by Alley and to which Alley claimed contractual rights.

     Subsequent to the filing of the federal court action, Alley commenced a parallel proceeding in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida. In that action Alley asserted essentially the same claims and sought the same relief as in his federal counterclaim. Access Authority, as defendant, counterclaimed in the Pinellas County proceeding, asserting the same claims as in its federal complaint. The Pinellas County proceeding was stayed pending resolution of the federal action. Shortly before trial in the federal action, the District Court determined that it lacked jurisdiction to hear the action and dismissed the federal court proceeding. The stay was thereupon lifted in the Pinellas County proceeding and the parties have advised the court of their intention to file cross-motions for summary judgment against one another.

JEFFREY CHASKIN

     On October 27, 2000 the Chief Executive Officer of Ursus Telecom Corporation (the "Company") asked the then President and Chief Operating Officer of Ursus, Jeffrey Chaskin ("Mr. Chaskin"), to take a temporary leave of absence. Following this request, on October 30, 2000, Mr. Chaskin resigned as President and Chief Operating Officer of Ursus and on November 2, 2000 filed suit in the Circuit Court in Broward County, Florida against Ursus alleging that Ursus had breached the employment agreement between the parties. Mr. Chaskin is demanding a judgement for $1,675,000 plus interest, costs and attorneys' fees.

     Ursus has not yet responded to the suit filed by Mr. Chaskin, however, Ursus denies the claims by Mr. Chaskin, intends to vigorously defend itself
and may file counterclaims against Mr. Chaskin.   Management is unable to
estimate Ursus's potential range of monetary exposure, if any, or to predict the ultimate outcome of this suit.

OTHER

     LAE, which Ursus acquired on June 1, 2000, is a defendant in a legal action brought by Worldcom Technologies, Inc. in the Circuit Court of Dade County, Florida. A non-jury trial has been scheduled to begin on December 11, 2000. Ursus has fully reserved what it believes is its maximum exposure under the suit and therefore does not believe that this action will have a material impact on its financial condition.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 27.1   Financial Data Schedule

        (b)     Reports on Form 8-K

                (i) Current Report on Form 8-K/A filed on August 11, 2000 amending Ursus's Current Report on Form 8-K filed on June 21, 2000 in connection with the acquisition of Latin American Enterprises.

               (ii) Current Report on Form 8-K filed on November 13, 2000 regarding the resignation of Ursus's President Jeffrey Chaskin on October 27, 2000

                              SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URSUS TELECOM CORPORATION



                                        By: /s/ Steven L. Relis
                                            ------------------------------
                                                Steven L. Relis
                                                Chief Accounting Officer
                                                and authorized officer
                                                of Registrant


Dated: November 20, 2000

                         EXHIBIT INDEX


EXHIBIT
NUMBER

**27            Financial Data Schedule


**Filed herewith