Form 10-Q/A
period 2000-09-30
URSUS TELECOM CORP
filed 2000-11-21
CIK 1054748

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

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                           URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                (UNAUDITED)


ASSETS                                          MARCH 31,      SEPTEMBER 30,
                                                 2000              2000
                                               -----------------------------
Current assets:
  Cash and cash equivalents                      $5,788,839     $2,017,510
  Accounts receivable, net                        4,397,429      3,444,685
  Prepaid expenses                                  321,205        388,465
  Advances and notes receivable related parties     157,475        220,475
  Income tax receivable                             680,000        659,168
  Assets held for sale                                           1,264,946
  Other current assets                               13,317          8,230
                                                 ---------------------------
Total current assets                             11,358,265      8,003,479

Equipment, net                                    5,300,517      5,690,086
Intangible assets, net                            9,579,670     19,806,157
Other assets, net                                   802,157      1,059,590
                                                --------------------------
Total assets                                    $27,040,609    $34,559,312
                                                ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses          $5,318,876     $7,664,389
  Commissions payable                             1,023,407        882,993
  Deferred revenue                                   70,220      2,540,882
  Current portion of capital lease obligations      402,464        706,527
  Current portion of long-term debt                 164,085        196,071
  Notes payable                                                    670,839
  Other current liabilities                         225,271        459,698
                                                  ------------------------
Total current liabilities                         7,204,323     13,121,399

Capital lease obligations                           725,024        887,062
Long term debt                                      239,447        169,321

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

                         URSUS TELECOM CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                            Three Months Ended          Six Months Ended
                               September 30,               September 30,
                             1999           2000        1999          2000
                            -------------------------------------------------
Revenues                  $ 9,129,730   $10,790,875   $18,560,177  $19,438,664

  Cost of services          5,892,611     7,413,061    12,215,283   12,855,796
   (exclusive of
    depreciation
    and amortization shown
    separately below)
   Commissions                679,897       721,776     1,444,890    1,417,817
   Selling, general and
    administrative expenses 2,642,215     4,677,393     5,067,039    8,347,385
   Depreciation and
    amortization              405,509     1,088,323       804,342    1,733,460
                            --------------------------------------------------
Total operating expenses     9,620,232   13,900,553    19,531,554   24,354,458
                            --------------------------------------------------
Operating loss                (490,502) (3,109,678)      (971,377) (4,915,794)

Other income (expense):
   Interest expense            (50,962)    (79,623)       (85,790)   (148,804)
   Interest income              24,608      25,467         48,985      84,366
   Write down of investment                               (75,390)
   Gain on sale of equipment     1,026                      3,426
   Other expense                          (271,064)                  (263,414)
                             -------------------------------------------------
                               (25,328)   (325,220)      (108,769)   (327,852)
                             -------------------------------------------------

Loss before provision(benefit)
    for income taxes          (515,830) (3,434,898)    (1,080,146) (5,243,646)
Benefit for income taxes      (120,136)    137,580       (354,599)    137,580
                             -------------------------------------------------
Net Loss                     $(395,694)$(3,572,478)   $  (725,547)$(5,381,226)
                             =================================================

Net loss per common
   Share-basic and dilutive  $    (.05) $     (.43)   $     (.10) $      (.67)
                             =================================================

Weighted average shares
   outstanding                7,404,000   8,289,920     6,977,454    8,023,283
                             =================================================
See accompanying notes.

                            URSUS TELECOM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                   SEPTEMBER 30,
                                                1999          2000
                                                -------------------
OPERATING ACTIVITIES

Net loss                                   $  (725,547)   $ (5,381,226)
Adjustments to reconcile net loss to net
 cash provided by (used in)
 operating activities:
  Depreciation and amortization                804,342       1,733,460
  Allowance for doubtful accounts              243,291         342,786
  Deferred taxes                               107,610
  Amortization of consulting expense                           141,838
  Gain on sale of equipment                     (3,426)
  Loss on the sale of investment                75,390
Changes in operating assets and liabilities
 excluding the effects of the business
 acquisition:
   Accounts receivable                        (749,443)        634,385
   Prepaid expenses                            110,227          70,240
   Other current assets                        584,544         106,252
   Income tax receivable                      (467,210)        137,580
   Other assets                               (162,025)       (194,519)
   Accounts payable and accrued expenses       616,730        (125,121)
   Commissions payable                        (145,925)        140,417
   Other current liabilities                  (105,753)       (112,040)
                                              --------------------------
Net cash provided by (used in)
 operating activities                          182,805      (2,505,948)

INVESTING ACTIVITIES
   Purchase of equipment                      (361,754)       (951,239)
   Cash provided by acquisitions,
    net of cash acquired                                       182,824
                                              --------------------------
Net cash used in investing activities         (361,754)       (768,415)

FINANCING ACTIVITIES
   Repayments of long-term debt                (72,852)       (120,440)
   Net proceeds from the sale of
    common stock                               170,248           8,250
   Repayments on capital leases               (188,474)       (321,776)
   Increase in advances to
     related parties                          (176,460)        (63,000)
                                              ---------------------------
Net cash used in financing activities         (267,538)       (496,966)
                                             ----------------------------
Net decrease in cash and cash equivalents     (446,487)     (3,771,329)
Cash and cash equivalents at
  beginning of period                        2,406,643       5,788,839
                                             ---------------------------
Cash and cash equivalents
  at end of period                         $ 1,960,156     $ 2,017,510
                                             ===========================

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                   $    85,790     $   148,804
                                             ===========================
  Assets acquired under capital leases
    and other financing                    $   942,337     $   653,495
                                             ===========================
  Equipment acquired with common stock     $               $   272,250
                                             ===========================
  Common stock and warrants
    issued for acquisitions                $               $ 6,468,603
                                             ===========================
See accompanying notes.

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

(4) NET LOSS PER COMMON SHARE

Following is a reconciliation of amounts used in the per share computations:

                                  Three Months Ended          Six Months Ended
                                    September 30,               September 30,
                                  1999          2000        1999          2000
                          ----------------------------------------------------
Net loss-numerator basic
  computation                $ (395,694) $(3,588,621)  $(725,547) $(5,381,226)
Effect of dilutive
  securities-None
                             -------------------------------------------------
Net loss as adjusted for
  assumed conversion-
  numerator
  Diluted computation        $ (395,694) $(3,588,621)  $(725,547) $(5,381,226)
                             =================================================
Weighted average shares-
  denominator basic
  computation                 7,404,000    8,289,920   6,977,454     8,023,283
Effect of dilutive
  securities-
  Stock options
                             -------------------------------------------------
Weighted average shares as
  adjusted-denominator        7,404,000    8,289,920   6,977,454     8,023,283
                             =================================================

Net loss per share:
Basic                         $  (0.05)    $  (0.43)   $  (0.10)    $  (0.67)
                             =================================================

Diluted                       $  (0.05)    $  (0.43)   $  (0.10)    $  (0.67)
                             =================================================

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

(11) EQUITY

     On August 3, 2000, Ursus terminated its relationship with Ameri-First Securities Capital. Under this agreement, Ameri-First was to provide Ursus with certain advisory and consulting services. Ursus was obligated to issue warrants for the purchase of up to 100,000 shares of Ursus's common stock at exercise prices ranging from $11.40 to $16.00 per share. As compensation for entering into the termination agreement, Ursus granted five year warrants to purchase 10,000 shares of Ursus common stock at an exercise price of $11.40 per share. The previous grant of warrants to purchase100,000 shares of Ursus common stock was cancelled.

     On August 4, 2000, Ursus executed a one-year agreement, cancelable upon 30 day notice, with Continental Capital & Equity Corporation to provide investor relation expertise. The agreement provides for a monthly fee of $10,000 plus the issuance of warrants to purchase up to 100,000 shares of Ursus's common stock at exercise prices ranging from $7.00 to $12.00 per share. The warrants will be exercisable for a period of one year subsequent to Ursus's registration of such shares underlying the warrants. Ursus has agreed to register such shares if the market value of the common stock is in excess of the exercise prices noted above within 60 days of a written request by Continental. As additional compensation for entering into the agreement, Continental agreed to cancel a previous grant of warrants to purchase 105,000 shares of common stock.

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

     From November 1993 until the current time, we have grown by marketing our services through a worldwide network of independent agents and resellers, which, as of March 31, 2000, serves approximately 130,000 active registered
subscribers.   Billed minutes of traffic have increased from 27.7 million minutes in the three months ended September 30, 1999 to 36.5 million minutes in the three months ended September 30, 2000.

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

     The following table sets forth income statement data as a percentage of revenues for the periods indicated:

                               Three Months ended          Six Months ended
                                  September 30,               September 30,
                               1999          2000          1999         2000
                               ----------------------------------------------
Revenues                       100.0%       100.0%        100.0%      100.0%
Cost of services
 (exclusive of depreciation
  and amortization shown
  separately below)             64.5         68.7          65.8        66.1
Operating expenses:
     Commission                  7.5          6.8           7.8         7.4
     Selling, general and
      administrative            28.9         43.3          27.3        42.9
     Depreciation and
       amortization              4.4         10.0           4.3         8.9
Total operating expenses       105.3        128.8         105.2       125.3
Operating loss                  (5.3)       (28.8)         (5.2)      (25.3)
Other expense                   (0.3)        (3.0)         (0.6)       (1.7)
Loss before income taxes        (5.6)       (31.8)         (5.8)      (27.0)
Net Loss                        (4.3)       (33.3)         (3.9)      (27.7)

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

OPERATING LOSS. The operating loss increased from approximately $0.5 million for the three months ended September 30, 1999 to 3.1 million for the three months ended September 30, 2000 primarily as a result of a 62.5% increase in selling, general and administration expenses, including commissions, a 166.4% increase in depreciation and a decrease in gross profit , as described above.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

REVENUES. Revenues increased $0.8 million (4.7%) from approximately $18.6 million for the six months ended September 30, 1999 to approximately $19.4 million for the six months ended September 30, 2000. The revenue increase is attributable to the acquisition of LAE and the Justice customer base , offset in part by a continued decrease in revenues per minute. Revenues per minute declined by approximately 23.5% since our year-end of March 31, 2000. Minutes of billable traffic for the six months increased by 31.7% to approximately
71.9 million minutes compared to 54.6 million minutes for the same period last year. The direct retail traffic generated primarily through our network of exclusive and non-exclusive agents grew by approximately 18.1% from approximately 28.6 million minutes to 33.8 million minutes. The decrease in revenue per minute is consistent with our entry into more mature European markets, the ongoing deregulation process and open market policy in our core markets of Latin America and with our increased wholesale sales, which traditionally generate lower revenue per minute.

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


                                        URSUS TELECOM CORPORATION



                                        By: /s/ Steven L. Relis
                                            ------------------------------
                                                Steven L. Relis
                                                Chief Accounting Officer
                                                and authorized officer
                                                of Registrant


Dated: November 21, 2000

                         EXHIBIT INDEX


EXHIBIT
NUMBER

**27            Financial Data Schedule


**Filed herewith