Form 10-Q
period 2000-12-31
URSUS TELECOM CORP
filed 2001-02-20
CIK 1054748

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED DECEMBER 31, 2000

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

                   Yes  [X]          No [  ]


As of February 14, 2001, the number of the registrant's Common Shares of $.01 par value outstanding was 8,289,920

                      URSUS TELECOM CORPORATION

                              FORM 10-Q

                            TABLE OF CONTENTS


                                                                   Page
PART I.      FINANCIAL INFORMATION                                 ----


     Item 1. Financial Statements (Unaudited)                        1

        Condensed Consolidated Balance Sheets as
        of March 31, 2000 and December 31, 2000                      1

        Condensed Consolidated Statements of Operations
        for the Three and Nine Month Periods Ended
        December 31, 1999 and 2000                                   1

        Condensed Consolidated Statements of Cash Flows for the
        Nine Month Periods Ended December 31, 1999 and 2000          3

        Notes to Condensed Consolidated Financial Statements         4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          14

     Item 3. Quantitative and Qualitative disclosures
             about market risk                                      17


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                      19

     Item 6. Exhibits and Reports on Form 8-K                       20

     Signatures                                                     21

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                          URSUS TELECOM CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


ASSETS                                             March 31,      December 31,
                                                     2000             2000
                                                 ---------------------------
Current assets:
  Cash and cash equivalents                        $5,788,839     $1,534,406
  Accounts receivable, net                          4,397,429      3,695,763
  Prepaid expenses                                    321,205        273,756
  Advances and notes receivable related
    parties                                           157,475        230,551
  Income tax receivable                               680,000         27,670
  Assets held for sale                                               391,125
  Other current assets                                 13,317          8,230
                                                  --------------------------
Total current assets                               11,358,265      6,161,501

Equipment, net                                      5,300,517      5,453,186
Intangible assets, net                              9,579,670      9,920,196
Other assets, net                                     802,157        605,873
                                                  --------------------------
Total assets                                      $27,040,609    $22,140,756
                                                  ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses            $5,318,876    $10,074,799
  Commissions payable                               1,023,407      1,060,448
  Deferred revenue                                     70,220      1,958,493
  Current portion of capital lease obligations        402,464        722,286
  Current portion of long-term debt                   164,085        256,339
  Notes payable                                                      456,545
  Other current liabilities                           225,271        459,316
                                                   -------------------------
Total current liabilities                           7,204,323     14,988,226

Capital lease obligations                             725,024        693,665
Long term debt                                        239,447        215,154

Commitment and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized; 1,000 shares issued
   and outstanding                                         10             10
  Common stock, $.01 par value; 20,000,000 shares
   authorized, 7,506,815 and 8,289,920 issued and
   outstanding at March 31, 2000 and December 31,
   2000, respectively                                  75,068         82,899

  Additional paid-in capital                       20,980,207     27,863,317

  Accumulated deficit                              (2,183,470)   (21,702,515)
                                                  ---------------------------
Total shareholders' equity                         18,871,815      6,243,711
                                                  ---------------------------
Total liabilities and shareholders' equity        $27,040,609    $22,140,756
                                                  ===========================

See accompanying notes.

                        URSUS TELECOM CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                   Three Months Ended        Nine Months Ended
                                      December 31,               December 31,
                                     1999     2000              1999     2000
                                  ----------------------------------------------
Revenues                          $7,239,299  $10,795,539   $25,799,476  $30,226,918

Operating Expenses:
   Cost of services (exclusive
    of depreciation and
    amortization shown
    separately below)              5,106,902    7,526,237    17,322,185   20,387,526
   Commissions                       629,735      720,243     2,074,625    2,138,060
   Selling, general and
    administrative expenses        2,780,119    3,665,892     7,657,195   11,670,492
   Bad debt expense                  309,859    1,661,539       499,822    2,004,325
   Depreciation and amortization     416,150    1,140,529     1,220,492    2,873,988
   Impairment of goodwill and
     long-lived assets                         10,018,160                 10,018,160
                                   --------------------------------------------------
Total operating expenses           9,242,765   24,732,600    28,774,319   49,092,551
                                   ==================================================

Operating loss                    (2,003,466) (13,937,061)   (2,974,843) (18,865,633)

Other income (expense):
   Interest expense                  (48,407)     (83,867)     (134,196)    (232,670)
   Interest income                    36,259       16,786        85,244      101,152
   Write down of investment                                     (75,390)
   Other, net                          1,650     (120,897)        5,075     (384,314)
                                  ----------------------------------------------------
                                     (10,498)    (187,978)     (119,267)    (515,832)
                                  ----------------------------------------------------

Loss before provision (benefit)
    For income taxes              (2,013,964) (14,125,039)   (3,094,110) (19,381,465)
Provision (benefit)
    for income taxes                (348,642)                  (703,242)     137,580
                                  ----------------------------------------------------
Net loss                         $(1,665,322)$(14,125,039)  $(2,390,868)$(19,519,045)
                                  ====================================================

Net loss per common
   share-basic and dilutive          $ (.21)      $ (1.70)       $ (.32)     $ (2.41)
                                  ====================================================

Weighted average
  shares outstanding              7,750,327     8,289,920     7,365,935    8,113,740
                                  ====================================================

See accompanying notes.

                       URSUS TELECOM CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                      Nine Months Ended
                                                         December 31,
                                                     1999             2000
                                                  ----------------------------
OPERATING ACTIVITIES
Net loss                                          $(2,390,868)  $ (19,519,045)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   1,220,492       2,873,988
    Allowance for doubtful accounts                   314,082       2,004,325
    Deferred income taxes                              12,096
    Amortization of consulting expense                                141,838
    Gain on sale of equipment                          (3,426)
    Loss on the sale of investment                     75,390
    Impairment of goodwill and long-lived assets                   10,018,160
Changes in operating assets and liabilities,
  excluding the effects of acquisitions:
    Accounts receivable                               235,982      (1,278,232)
    Prepaid expenses                                  (51,935)         75,574
    Other current assets                              354,590         106,252
    Income tax receivable                            (749,682)        769,078
    Other assets                                     (325,872)        259,198
    Accounts payable and accrued expenses             613,396       2,573,947
    Commissions payable                               (66,501)         37,041
    Other current liabilities                        (123,153)       (470,730)
                                                   ---------------------------
Net cash used in operating activities                (885,409)     (2,408,606)

INVESTING ACTIVITIES
    Purchase of equipment                            (322,746)     (1,303,585)
    Net cash provided by acquisitions                                 182,825
                                                   ---------------------------
Net cash used in investing activities                (322,746)     (1,120,760)

FINANCING ACTIVITIES
   Repayments of long-term debt                      (136,462)       (157,678)
   Net proceeds from the sale of common stock       1,238,848           8,250
   Repayments on capital leases                      (265,180)       (502,562)
   Advances to related parties                       (191,847)        (73,077)
                                                   ---------------------------
Net cash provided by (used in)
  financing activities                                645,359        (725,067)
                                                   ---------------------------
Net decrease in cash and cash equivalents            (562,796)     (4,254,433)
Cash and cash equivalents at beginning of period    2,406,643       5,788,839
                                                   ---------------------------
Cash and cash equivalents at end of period         $1,843,847      $1,534,406
                                                   ===========================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                               $134,196        $194,250
                                                   ===========================
Assets acquired under capital leases
  and other financing                                $966,098        $656,643
                                                   ===========================

Equipment acquired with common stock                  $              $272,250
                                                   ===========================

Common stock and warrants issued for acquisitions     $             $6,461,122
                                                   ===========================

See accompanying notes.

                     URSUS TELECOM CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

(1) GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2000, as set forth in Form 10-K of Ursus Telecom Corporation. The results for the three and nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

     The condensed consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) ISSUES AFFECTING LIQUIDITY

     Ursus has experienced net losses in fiscal 2000 and for the nine months ended December 31, 2001, and has an accumulated deficit and working capital deficit of approximately $21.7 million and $8.8 million, respectively, at December 31, 2000. Ursus' results of operations and operating cash flows have been negatively impacted primarily by a decline in gross margins and an increase in selling, general and administrative expenses. The decline in gross margins has resulted from competitive pressures and the loss of agents, whereby revenues per minute have decreased relative to the cost per minute incurred to transmit calls. Selling, general and administrative expenditures have increased primarily as a result of expenditures related to the support and operation of Ursus' e-commerce site, theStream.com, and to a lesser extent, the integration efforts for acquired businesses and customer bases. Additionally, although the Company's revenues have increased period over period, the increase is primarily the result of the fiscal 2001 acquisitions discussed in Note 11. Excluding the effects of the acquisitions, the Company's revenues have decreased from its traditional retail base. In response to these matters, in October 2000, Ursus implemented specific cost reduction plans, which includes headcount reductions, the cessation of development and support of theStream.com, as well as, a reduction in other administrative expenses. In addition, Ursus' management has approved the sale of theStream.com and is currently evaluating potential sale strategies.

     In addition to the cost reduction initiatives, Ursus is seeking new sources of debt or equity financing to ensure liquidity. It is uncertain, however, whether Ursus will be successful in its attempts to reduce costs or whether new financing will be available on terms acceptable to Ursus. Should the Company not be able to reach an agreement as to the terms of debt or equity financing, the Company will need to make further reductions in costs.

If such reductions are not sufficient the Company may be forced to seek more aggressive forms of financing or as an alternative, sell certain assets or seek bankruptcy protection.

     The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

(3) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, Ursus has disputes with carriers over billing discrepancies. Although management has historically been successful in resolving these disputes, there can be no assurance that ongoing disputes will be resolved as anticipated. In the event that an ongoing dispute results in an additional liability, management believes, except as discussed in Footnote 13, that such amounts will not have a material adverse affect on Ursus' financial condition or results of operations.

     In fiscal 2000, Ursus entered into an agreement with Global Crossing to purchase over a three-year period approximately $30 million in capacity on undersea cables. Ursus and Global Crossing have agreed to cancel the purchase contract with no cost to Ursus.

(4) NET LOSS PER COMMON SHARE

     Following is a reconciliation of amounts used in the per share computations:

                                              Three Months Ended         Nine Months Ended
                                                 December 31,               December 31,
                                           -----------------------------------------------------
                                             1999     2000                1999     2000
                                           -----------------------------------------------------
Net loss-numerator basic computation       $(1,665,322) $(14,125,039) $(2,390,868) $(19,519,045)
Effect of dilutive securities-none
                                           -----------------------------------------------------
Net loss as adjusted for assumed
 conversion-numerator
   Diluted computation                     $(1,665,322) $(14,125,039) $(2,390,868) $(19,519,045)
                                           =====================================================


Weighted average shares-denominator
 basic computation                           7,750,327     8,289,920    7,365,935     8,113,740
Effect of dilutive securities-stock options
                                            -----------------------------------------------------
Weighted average shares as
 adjusted-denominator                        7,750,327     8,289,920    7,365,935     8,113,740
                                            =====================================================

Net loss per share:
Basic                                            $(.21)      $(1.70)       $(.32)        $(2.41)
                                             ====================================================

Diluted                                          $(.21)      $(1.70  )     $(.32)        $(2.41)
                                             ====================================================

(5) SEGMENT DISCLOSURES

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer, the Chief Marketing Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, international telecommunication services. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

(6) RECLASSIFICATIONS

     Certain previous period amounts have been reclassified to conform to the current period presentation.

(7) ASSETS HELD FOR SALE

     As indicated in Note 2 above, management has authorized the sale of theStream.com. Statement of Financial Accounting Standards No. 121:
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal. Ursus is actively seeking buyers for theStream.com and has classified certain related assets, including equipment, internal use software and other assets as being held for sale. Management has evaluated the fair values and costs to sell these assets as well as the likelihood that a suitable buyer will be found and has concluded that a write down to fair value less costs to sell is appropriate. As such, the Company has recorded a write-down of approximately $874,000, which is included in Impairment of Goodwill and Long-Lived Assets on the accompanying statements of operations for the three and nine months ended December 31, 2000.

     The sale of theStream.com will not have a material impact on the revenue of Ursus, as the revenue generated from theStream.com is insignificant when compared to total revenue. As of December 31, 2000, Ursus has approximately $0.4 million as assets held for sale relating to theStream.com. In addition, Ursus has approximately $0.4 million in capital lease obligations and equipment financing related to these assets. The related assets secure certain of these obligations. Ursus has not yet determined whether or to what extent these obligations could be transferred as a part of the asset sale and has classified these obligations in the current and long-term liabilities section of the accompanying balance sheets.


(8) LOSS ON IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

     During fiscal 1997, the Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-Lived assets consist primarily of Goodwill and other intangibles and are periodically reviewed if indicators of impairment exist. Further, the Company distinguishes its goodwill as identifiable with a specific asset or as enterprise goodwill. Enterprise goodwill exists when goodwill that was recorded as result of an acquisition no longer relates to that specific acquisition due to the integration of the assets and operations of the acquisition with the existing enterprise. The goodwill recorded as a result of the fiscal 2000 acquisition of Access Authority is considered by the Company to be enterprise goodwill due to Access Authority's final and complete integration with Ursus.

     Conditions that may trigger an impairment assessment of the carrying value of enterprise goodwill include losses of significant customers, agents, vendors or key members of management responsible for operations. The Company measures impairment of goodwill by comparing the future undiscounted cash flows (without interest) to the carrying amount of goodwill. This evaluation is done at both the enterprise level and at the acquired assets level. If the carrying amount of goodwill exceeds the future cash flows, the excess carrying amount of goodwill is written off. Factors considered by management in estimating future cash flows include historical and current operating results, the effects of any current or proposed changes with significant customers, as well as the effect of demand, competition, market and other economic factors.

     During the Quarter ended December 31, 2000, the Company incurred significant losses from operations and has suffered a decline in revenue from its core enterprise, excluding the effects of the fiscal 2001 acquisitions discussed in Note 11. The core business was affected by the loss of significant customers and agents, competition and other factors. As a result, the company has recorded an impairment loss of approximately $9.2 million, relating primarily to the write down of enterprise goodwill and which is included in Impairment of Goodwill and long-lived assets in the accompanying statements of operations for the three and nine months ended December 31, 2000.

     At December 31, 1999, intangible assets primarily consisted of amounts arising from the acquisition of Access Authority. At December 31, 2000, subsequent to the impairment write-down discussed above, intangible assets primarily consist of amounts arising from the fiscal 2001 acquisitions discussed in Note 11. Intangible assets consist of the following:

                                 Amortization     March 31,     December 31,
                                   Period           2000             2000
                                 ---------------------------------------------
Goodwill                          10-15 Years     $9,885,193     $7,341,191
Customer lists                        5 Years        590,661      2,817,104
Non compete agreement                 3 Years                       808,958
Other                                 Various          6,500         55,000
                                                  ----------------------------
                                                  10,482,354     11,022,253
Less: Accumulated amortization                      (902,684)    (1,102,057)
                                                  ----------------------------
                                                  $9,579,670     $9,920,196
                                                  ============================

(9) INCOME TAXES

     For the nine months ended December 31, 2000, Ursus' income tax provision (benefit) was computed using an estimated annual effective tax rate of approximately 38%. Because of the net losses experienced by Ursus, deferred income taxes are primarily composed of net operating loss carryforwards. Management has evaluated the recoverability of the deferred taxes arising in the current period and determined that a full tax valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. After recording the valuation allowance, the income tax benefit generated during the nine months ending December 31, 2000 was fully offset and the net deferred tax assets and liabilities are zero.

     Ursus has written-off approximately $137,580 of income tax receivables in excess of amounts previously expected to be recovered. In October 2000, Ursus received approximately $659,000 in tax refunds from the Internal Revenue Service, representing a carryback of the prior fiscal year's losses to prior tax years.

(10) OTHER INCOME (EXPENSE)

     Included in other income (expense) is foreign currency exchange losses incurred by Ursus. Ursus has a contract with its South African agent whereby Ursus has guaranteed a minimum exchange rate. As a result of the devaluation of the South African Rand as compared to the US dollar, Ursus incurred an exchange loss during the nine month period ended December 31, 2000. Included in other expense is an exchange loss of approximately $436,000 for the nine months ended December 31, 2000, partially offset by approximately $65,000 in commissions refunded to Ursus from its South African agent as a result of the
impact of the exchange rate differences on the revenue base.   Ursus is
currently renegotiating the agreements with its South African agent and does not believe that it will be exposed to significant foreign exchange losses in the future.


(11) ACQUISITIONS

Latin American Enterprises
--------------------------

     On June 13, 2000, pursuant to a Stock Purchase Agreement and Merger Agreement (collectively, the "Agreements") dated as of June 1, 2000, Ursus acquired Latin American Enterprises and purchased all the issued and outstanding common stock of various affiliated companies (collectively "LAE"). Pursuant to the Agreements, the shareholders of LAE and the affiliated Companies received aggregate consideration of 450,000 shares of Ursus' common stock, $65,000 in cash and warrants to purchase 200,000 shares of Ursus' common stock at an exercise price of $15.50 per share. Based upon the closing price of Ursus's common stock on June 1, 2000, and the fair market value of the other consideration given, the aggregate consideration was valued at approximately $4.1 million. The acquisition has an effective date of June 1, 2000. As provided for in the agreement, 100,000 shares of the purchase price are being held in an escrow account for a period of three years for the purpose of protecting Ursus from any undisclosed liabilities. In the event that Ursus exercises its rights under the escrow agreement, the final stock consideration paid for the acquisition and the purchase price will be adjusted accordingly.

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

      Current assets                                      $ 672,079
      Property and equipment, net                           653,327
      Intangible assets                                   8,059,580
      Current liabilities                                (5,281,486)
                                                       -------------
      Total purchase price, including closing costs     $ 4,103,500
                                                       =============

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

Customer base acquisition
--------------------------

     On June 1, 2000, Ursus acquired the retail customer base and certain assets of Justice Telecom Corporation ("Justice"), a United States based carrier, for stock. The purchase price was 298,105 shares of Ursus' common stock valued at approximately $2.5 million. Ursus is amortizing the customer base using a method that approximates the estimated run-off of the underlying customers over a period of five years.

     Ursus also acquired a switch and other equipment from Justice for approximately $95,000 in cash and 33,000 shares of Ursus' common stock valued at $271,920 based on the closing price of Ursus' common stock on June 1, 2000. These assets are being depreciated over their remaining estimated useful lives in accordance with Ursus' depreciation policy.

     Pursuant to the agreements to purchase the retail customer base and certain assets of Justice, the Company agreed to register the common stock issued with the Securities and Exchange Commission. The Company has been unable to register these shares due to several factors and as such, the Company will be required to pay interest to the former owners of Justice until the shares are registered at a rate of 1.5% per month on a notional amount of approximately $0.9 million. The Company does not believe that they will be able to register the shares in order to avoid such interest charges. There can be no assurance that the Company will be successful in registering the shares in the future.

(12) EQUITY

     On August 3, 2000, Ursus terminated its agreement with Ameri-First Securities Capital. Under the terms of the agreement, Ameri-First was to provide Ursus with certain advisory and consulting services. Ursus was obligated to issue warrants for the purchase of up to 100,000 shares of Ursus' common stock at exercise prices ranging from $11.40 to $16.00 per share. As compensation for entering into the termination agreement, Ursus granted five year warrants to purchase 10,000 shares of Ursus' common stock at an exercise price of $11.40 per share. The previous grant of warrants to purchase 100,000 shares of Ursus common stock was cancelled.

     On August 4, 2000, Ursus entered into a one-year agreement, cancelable upon 30-day notice, with Continental Capital & Equity Corporation to provide investor relation expertise. The agreement provided for a monthly fee of $10,000, plus the issuance of warrants to purchase up to 100,000 shares of Ursus' common stock at exercise prices ranging from $7.00 to $12.00 per share. The warrants will be exercisable for a period of one year subsequent to Ursus' registration of such shares underlying the warrants. Ursus has agreed to register such shares if the market value of the common stock is in excess of the exercise prices noted above within 60 days of a written request by Continental. As additional compensation for entering into the agreement, Continental agreed to cancel a previous grant of warrants to purchase 105,000 shares of common stock. In the event that the Company is requested to register the shares underlying the warrants, there is no assurance that the Company will be successful in registering the shares. There are no penalties in the event that the Company is unsuccessful in registering the shares.

     The warrants issued to Ameri-First and Continental were fully vested at the date of grant and were valued by Ursus using the Black-Scholes option pricing model. Included in selling, general and administrative expenses for the nine month period ended December 31, 2000 is approximately $142,000 of consulting expense related to these warrants.

Stock options
-------------

     Ursus periodically grants options to employees. The exercise price of options granted equals or exceeds the fair value of the underlying common stock on the dates of grant. A summary of stock option activity for the nine months ended December 31, 2000 is as follows:

                                                           Weighted Average
                                                Shares      Exercise Price
                                             ---------------------------------
Options outstanding   March 31, 2000           775,300         $ 10.07
                                             ---------------------------------

Granted                                        551,000            5.89
Exercised                                        2,000           20.23
Forfeited                                      106,000           12.22
                                             ---------------------------------
Options outstanding   December 31, 2000      1,218,300          $ 7.67
                                             ---------------------------------

(13) LEGAL PROCEEDINGS

Edwin Alley, d/b/a Phone Anywhere
---------------------------------

     In February 2000, the Company agreed in principle to settlement terms of outstanding litigation with a former agent. The expected terms of the settlement will require the Company to pay approximately $962,000 plus interest of 7% per annum to the former agent in monthly payments ranging from $15,000 to $30,000 over a period of 44 months. The first payment of $15,000 is expected to be made on March 1, 2001.

Jeffrey Chaskin
---------------

     On October 27, 2000, the Chief Executive Officer of Ursus Telecom Corporation asked the then President and Chief Operating Officer of Ursus, Jeffrey Chaskin, to take a temporary leave of absence. Following this request, on October 30, 2000, Mr. Chaskin resigned as President and Chief Operating Officer of Ursus and on November 2, 2000, filed suit in the Circuit Court in Broward County, Florida against Ursus alleging that Ursus had breached the employment agreement between the parties. Mr. Chaskin is demanding a judgement for $1,675,000 plus interest, costs and attorneys' fees.

     Ursus has filed a response to the suit filed by Mr. Chaskin denying the allegations made by Mr. Chaskin and asserting affirmative defenses. Discovery has just commenced on this action, with the first deposition scheduled for mid February. Management is unable to estimate Ursus' potential range of monetary exposure, if any, or to predict the ultimate outcome of the matter.

WorldCom Technologies, Inc ("WorldCom")
---------------------------------------

     In the months of October, November and December of 2000, WorldCom billed the Company for telecommunications services, which the Company believed, were substantially in excess of amounts actually incurred. The Company notified WorldCom that it was disputing billed charges, especially as they relate to certain African destinations. WorldCom in turn disputed the Company's allegations that the charges were overstated and notified that Company that it was discontinuing the Company's access to certain of WorldCom's telecommunications lines.

     On December 14, 2000 the Company filed suit seeking a temporary restraining order against WorldCom, which would prohibit them from disconnecting certain circuits of the Company. The injunction was granted on December 14, 2000 and subsequently expired on December 18, 2000. Ursus claimed that WorldCom had no right to disconnect circuits, as Ursus was not in default as defined in the network services agreement. WorldCom continued their action, in violation of the injunction, by disconnecting various circuits and counter suing for past due amounts under a separate contract for $2.8 million. Subsequently, Ursus filed additional suits claiming, among other things, that WorldCom's billing practices were defective and the bills were overstated.

     Management has recorded costs of telecommunications services on the accompanying statements of operations based on the Company's internal billing system. WorldCom has claimed additional amounts, which range between $0.5 and
$1.0 million in excess of amounts recorded by the Company.   The Company
believes that it is too early in the litigation to determine the likelihood of an unfavorable outcome. If the Company cannot prove that the invoices rendered by WorldCom were overstated, the impact would have a material adverse affect on the Company's financial position and results of operations.

Latin American Enterprises
--------------------------

     LAE, which Ursus acquired on June 1, 2000, is a defendant in a legal action brought by WorldCom Technologies, Inc. in the Circuit Court of Dade County, Florida. A non-jury trial has been scheduled to begin in April 2001. Ursus has fully reserved what it believes is its maximum exposure under the suit and; therefore, does not believe that this action will have a material impact on its financial condition.

One World Communications
------------------------

     One World Communications, a former customer of Access Authority, Inc., filed suit against the Company alleging that the Company violated the Communications Act, breached its contract with One World Communications and various other matters relating the billing practices of the Company. The company intends to vigorously defend these allegations and counter sue for unpaid billings. Management believes that amount due from One World Communications far exceeds that of any claims being made. Management believes that the likelihood of an unfavorable outcome is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of Ursus for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by management or any other person that the objectives or plans of Ursus will be achieved or that any of the operating expectations will be realized. The revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of numerous factors including among others, the following: (i) changes in customer rates per minute; (ii) foreign currency fluctuations; (iii) termination of certain service agreements or inability to enter into additional service agreements; (iv) inaccuracies in forecast of traffic growth; (v) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards; (vi) foreign political or economic instability; (vii) changes in the availability of transmission facilities; (viii) loss of the services of key officers; (ix) loss of a customer which provides significant revenues to Ursus; (x) highly competitive market conditions in the industry; (xi) obsolescence of and changes in telecommunications switching and access equipment; and (xii) concentration of credit risk; (xiii) vendor responses to potential delays or defaults due to cash shortages Ursus may experience; (xiv) the ability to successfully integrate new acquisitions; and (xv) other risk factors included in Ursus' report on form 10-K, on file with the Securities and Exchange Commission. The foregoing review of the important factors should not be considered as exhaustive. Other than as required under the securities laws of the United States, Ursus undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF URSUS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER INFORMATION REGARDING URSUS INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

     Ursus is a facilities-based provider of international telecommunications services and offers a broad range of discounted international and enhanced telecommunication services, including U.S. originated long distance service, direct-dial international service, Internet telephony and voice over the Internet protocol ("voice over IP"), typically to small and medium-sized businesses and travelers. Our primary service is call reorigination; however, we have increasingly been migrating calls to direct access, voice over IP and other methods of transmission. We also sell services to other carriers and resellers on a wholesale basis in the US as well as abroad. Our retail customer base, which includes corporations and individuals, is located in

South Africa, Latin America, Lebanon, Egypt, Germany, Spain and other parts of the world. We operate a switched-based digital telecommunications network out of our primary switching facility located in Sunrise, Florida. As of December 31, 2000, we operated nine telecommunication switches with a capacity of 8,064 ports at of our main switching facility in South Florida. During the quarter ended December 31, 2000, we began to route traffic through our New York point of presence.

     We market our services through a worldwide network of independent agents and resellers, which, as of December 31, 2000, serves approximately 150,000
active registered subscribers.   Billed minutes of traffic have increased from
28.9 million minutes in the three months ended December 31, 1999 to 43.9 million minutes in the three months ended December 31, 2000.

RECENT EVENTS

     We acquired Latin America Enterprises and several affiliated companies (collectively, "LAE") on June 1, 2000. LAE is a provider of international long distance telecommunication services, primarily through the sale of prepaid calling cards in airports, railroad stations and other highly visible locations in the United States, Latin America and Spain. The prepaid calling cards are distributed through manned kiosks and vending machines. LAE supports the marketing efforts through branch offices and affiliated companies located in 13 countries. LAE operated a switching facility in Miami, Florida, which was consolidated into our Sunrise, Florida facility in October 2000.

     We acquired a customer base and certain other assets from Justice Telecom Corporation ("Justice"), a US based carrier on June 1, 2000. This purchase gave us points of presence in Los Angeles, California, Nigeria and Gibraltar. At the date of the purchase, the Justice customer base consisted of approximately 12,000 customers that represented less than 10% of our consolidated customer base after the acquisition.

     Due to increasing development, support and marketing costs and lower than expected revenue, management made the decision in late October of 2000, to scale back expenditures related to our e-commerce web site known as theStream.com. The site continues to operate with no new development or marketing support. Users can still purchase products offered by Ursus, including traditional long distance, PC to phone and prepaid calling cards through theStream.com. We are actively seeking buyers for the site and the related assets, while exploring other options that may be available to us. We believe that such a sale will allow us to recover some of our costs. At December 31, 2000, we have found no suitable buyers and thus we have written-down the assets of theStream.com to the fair market value, less costs to dispose, of the underlying equipment by recording an impairment loss of approximately $0.8 million.

     During the nine months ended December 31, 2000, the Company incurred significant losses from operations and has suffered a decline in revenue in its core enterprise, excluding the effects of the fiscal 2001 acquisitions discussed in Note 11. The core business was affected by the loss of significant customers and agents, competition and other factors. As a result, the company has recorded an impairment loss of approximately $9.2 million, which is included in Impairment of Goodwill and Long-Lived Assets in the accompanying statements of operations for the three and nine months ended December 31, 2000.

OTHER OPERATING DATA

     The following information for the three and nine months ended December 31, 2000 and 1999 is provided for informational purposes and should be read in conjunction with the unaudited Consolidated Financial Statements and Notes provided in this 10-Q and the Consolidated Financial Statements presented with Ursus' annual report for the fiscal year ended March 31, 2000.

     The following table presents statement of operations data as a percentage of revenues for the periods indicated:

                                      Three Months ended     Nine Months ended
                                           December 31,          December 31,
                                       1999        2000       1999      2000
                                       ----        ----       ----      ----
Revenues                              100.0%      100.0%     100.0%     100.0%

Operating expenses:
    Cost of services (exclusive of
     depreciation and amortization
     shown separately below)           70.5        69.7       67.1       67.4
    Commissions                         8.7         6.7        8.1        7.2
    Selling, general and
     administrative                    38.4        34.0       29.7       38.6
    Bad debt expense                    4.3        15.4        1.9        6.6
    Depreciation and amortization       5.7        10.5        4.7        9.5
    Impairment of goodwill and
     long-lived assets                  0.0        92.8        0.0       33.1
Total operating expenses              127.6       229.1      111.5      162.4
Operating loss                        (27.6)     (129.1)     (11.5)     (62.4)
Other expense                          (0.2)       (1.7)      (0.5)      (1.7)
Loss before income taxes              (27.8)     (130.8)     (12.0)     (64.1)
Net Loss                              (23.0)     (130.8)      (9.3)     (64.6)

     The following table is a summary of billed minutes (in millions of minutes) and average revenue per minute for the periods indicated:

                                 Three Months ended          Nine Months ended
                                    December 31,                December 31,
                                  1999        2000             1999     2000
                                  ----        ----             ----     ----

Retail minutes                    13.9        17.9             42.4     51.7
Wholesale/reseller minutes        15.0        26.0             41.0     64.0
                                 ---------------------------------------------
Total minutes                     28.9        43.9             83.4    115.7
                                 =============================================

Retail revenue per minute        $0.33       $0.37            $0.39    $0.36
                                 =============================================

Wholesale/Reseller revenue
 per minute                      $0.18       $0.16            $0.22    $0.17
                                 =============================================

Total revenue per minute         $0.25       $0.25            $0.31    $0.26
                                 =============================================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999:

REVENUES. Revenues increased $2.4 million (33.4%) from approximately $7.2 million for the three months ended December 31, 1999 to approximately $10.8 million for the three months ended December 31, 2000. The revenue increase is attributable to the acquisition of LAE and the Justice customer base, offset in part by the loss of customers in our core business, as discussed above. Total revenue per minute remained relatively unchanged for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Minutes of billable traffic for the quarter increased by 51.9% to approximately 43.9 million minutes compared to 28.9 million minutes for the same period last year, primarily as a result of the acquisitions discussed above. During the three months ended December 31, 2000, as compared to the same period last year revenue, per minute revenue increased due primarily to sales of prepaid calling cards by the LAE subsidiary acquired in June 2000, which generate higher revenue per minute, offset in part by the continued decline in revenue per minute from the Company's traditional retail based revenue sources.

COST OF SERVICES. Cost of services increased $3.4 million (47.4%), from $5.1 million for the three months ended December 31, 1999 to $7.5 million for the three months ended December 31, 2000. Cost of services as a percentage of sales decreased from 70.5% to 69.7%. The increase in our costs is attributable to the increased number of minutes carried over our network and additional network infrastructure costs related to our switching facility in New York. As a percentage of revenue, costs of services have decreased due to higher margins associated with prepaid calling cards, offset in part by declining margins from the Company's traditional retail based revenue.

COMMISSIONS. Commission increased $0.1 million (14.4%) from $0.6 million for the three months ended December 31, 1999 to $0.7 million for the three months ended December 31, 2000. The increase is consistent with increased revenues due to the Company's acquisition of LAE and Justice. As a percentage of revenue, commissions decreased from 8.7% to 6.7% during the period as a result of a decrease in retail based revenue, which generate agent commissions and an increase in commission free wholesale and reseller revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.9 million (31.9%) from $2.8 million for the three months ended December 31, 1999 to $3.7 million for the three months ended December 31, 2000. The increase was due primarily to the acquisition of LAE. In addition, expenses necessary to start our carrier-to-carrier service capabilities led to increased overhead. We believe that our recent cost cutting measures, which included head count reductions and an acceleration of the integration of recent acquisitions will reduce SG & A in the fourth quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $0.7 million (174.1%) from approximately $0.4 million for the three months ended December 31, 1999 to approximately $1.1 million for the three months ended December 31, 2000. The increase is primarily attributable to the amortization of intangibles resulting from the acquisition of LAE and the Justice customer base and new switches, servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software and leasehold improvements.

BAD DEBT EXPENSE. Bad debt expense increased $1.4 million (436.2%) from $0.3 million for the three months ended December 31,1999 to $1.7 million for the three months ended December 31, 2000. This increase is primarily due to additional write-off and allowances required as a result of the loss of several large customers in our retail customer base and the increasing risk associated with the increasing age of certain receivables.

      Impairment of Goodwill and Long-Lived Assets. We incurred an impairment loss of approximately $10.0 million in the quarter ended December 31, 2000. This loss is attributable to the write-off of goodwill as a result of continued operating and cash flow losses incurred by Ursus and the write-down of assets held for sale relating to theStream.com, as discussed in the recent events section above.

OPERATING LOSS. Our operating loss increased from approximately $2.0 million for the three months ended December 31, 1999 to $13.9 million for the three months ended December 31, 2000. The increased loss is primarily attributable to a charge of approximately $10.0 million for the impairment of goodwill and long-lived assets, a $1.6 million increase in selling, general and administration expenses; increased bad debt expenses and a $0.7 increase in depreciation.

OTHER EXPENSE. Other expense increased approximately $ 178,000 (1690.6%) from approximately $10,000 to approximately $188,000 primarily as a result of a foreign currency exchange loss of $121,000, due to the devaluation of the South African Rand.

NET LOSS. As a result of all of the factors stated above, our net loss increased approximately $12.4 million from approximately $1.7 million in the three months ended December 31, 1999, to approximately $14.1 million for three months ended December 31, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999:

REVENUES. Revenues increased $4.4 million (17.2%) from approximately $25.8 million for the nine months ended December 31, 1999 to approximately $30.2 million for the nine months ended December 31, 2000. The revenue increase is attributable to the acquisitions of LAE and the Justice customer base, offset in part by the loss of customers in our core business, as discussed above. Revenue per minute declined for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 from $0.31 to $0.26 primarily due to an increase in wholesale traffic, which generated lower revenue per minute offset in part by the continued decline in revenue per minute from the Company's traditional retail based revenue sources. Minutes of billable traffic for the nine months increased by 51.9% to approximately
115.7 million minutes as compared to 83.4 million minutes for the same period last year as a result of the fiscal 2001 acquisitions.

COST OF SERVICES. Cost of Services increased approximately $3.1 million (5.2%), from $17.3 million for the nine months ended December 31, 1999 to $20.4 million for the nine months ended December 31, 2000. Cost of services as a percentage of sales increased to 67.4% from 67.1%. This increase in our costs as a percentage of sales are attributable to increased fixed network costs associated with our expansion of our carrier wholesale division. As a percentage of revenue, costs of services have increased due to declining margins from the Company's traditional retail based revenue offset in part by higher margins associated with prepaid calling cards.

COMMISSIONS. Commission remained approximately unchanged at $2.1million for the nine months ended December 31, 1999 and 2000. Commissions remained unchanged as a result of the decrease in the retail customer base offset by the increase revenues due to the Company's acquisition of LAE and Justice. As a percentage of revenue, commissions decreased from 8.1% to 7.2% during the period as a result of a decrease in retail based revenue, which generate agent commissions and an increase in commission free wholesale and reseller revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased $4.0 million (52.4%) from approximately $7.7 million for the nine months ended December 31, 1999 to $11.7 million for the nine months ended December 31, 2000. The increase was due primarily to the acquisition of LAE and Justice and the increase in personnel and overhead expenses associated with the continued expansion of our switching and operational facilities, the maintenance, operation, support and marketing of theStream.com. In addition, expenses associated with our effort to market theStream.com and other products led to substantially higher overhead. We believe that our recent cost cutting measures, which included head count reductions and an acceleration of the integration of recent acquisitions will significantly reduce selling, general and administrative expenses in the fourth quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased approximately $1.7 million (135.5%) from approximately $1.2 million for the nine months ended December 31, 1999 to approximately $2.9 million for the nine months ended December 31, 2000. The increase is primarily attributable to the amortization of intangibles resulting from the acquisition of LAE and the Justice customer base and new switches, servers and gateways, upgrades to existing switches, the purchase of additional computer equipment and software, leasehold improvements.

BAD DEBT EXPENSE. Bad debt expense increased $1.5 million (301.0%) from $0.5 million for the nine months ended December 31,1999 to $2.0 million for the nine months ended December 31, 2000. This increase is primarily due to additional allowances taken by Ursus, as a result of the loss of several large customers and increased risk associated with the increasing age of some receivables.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS. We incurred an impairment loss of approximately $10.0 million in the quarter ended December 31, 2000. This loss is attributable to the write-off of goodwill as a result of continued operating and cash flow losses incurred by Ursus and the write-down of assets held for sale relating to theStream.com, as discussed in the recent events section above.

OPERATING LOSS. Our operating loss increased from approximately $3.0 million for the nine months ended December 31, 1999 to approximately $18.9.million for the nine months ended December 31, 2000. The increased loss is primarily attributable to one-time charges of approximately $10.0 million for the impairment of goodwill and long-lived assets; $1.5 million increase in bad debts; a $4.0 million increase in selling, general and administration expenses and a $1.7 increase in depreciation.

OTHER EXPENSE. Other expense increased approximately $0.4 million (332.5%) from approximately $0.1 million to approximately $0.5 million primarily as a result of a foreign currency exchange loss of $384,000, due to the devaluation of the South African Rand. This loss was partly offset t by commissions refunded by the agent as a result of the impact of the exchange rate loss to the agent's revenue.

NET LOSS. As a result of all the factors stated above, our net loss increased by approximately $17.1 million from $2.4 million in the nine months ended December 31, 1999 to approximately $19.5 million for the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements consist of capital expenditures in connection with the acquisition and maintenance of switching capacity and circuits and working capital requirements. Our capital requirements have been met primarily through the sale of common stock, capital leases and vendor financing agreements.

     Net cash used by operating activities was approximately $2.4 million for the nine months ended December 31, 2000 as compared to cash used of $0.9 million for the nine months ended December 31, 1999. Cash used in operations primarily reflects the net loss for the period, adjusted for noncash items.

     Net cash used in investing activities was approximately $1.1 million for the nine months ended December 31, 2000 compared with approximately $0.3 million for the nine months ended December 31, 1999. We purchased equipment for $1.3 million and received $0.2 million in connection with our acquisition of Latin American Enterprises.

     Net cash used in financing activities was approximately $0.7 for the nine months ended December 31, 2000 as compared to $0.6 for the nine months ended December 31, 1999. The increase was primarily caused by increased capital lease and long-term debt payments as a result of additional financing incurred by Ursus.

     In February 2000, the Company agreed in principle to settlement terms of outstanding litigation with a former agent. The expected terms of the settlement will require the Company to pay approximately $962,000 plus interest of 7% per annum to the former agent in monthly payments ranging from $15,000 to $30,000 over period of 44 months. The first payment of $15,000 is expected to be made on March 1, 2001.

     BACKGROUND; LIQUIDITY CONCERNS. As reported in the fiscal 2000 Form 10-K and elsewhere in this Report, we experienced net losses in fiscal 2000 and for the nine months ended December 31, 2001, and have an accumulated deficit and working capital deficit of approximately $21.7 million and $8.8 million, respectively, at December 31, 2000. Ursus' results of operations and operating cash flows have been negatively impacted primarily by a decline in gross margins and an increase in selling, general and administrative expenses. The decline in gross margins has resulted from competitive pressures whereby revenues per minute have decreased relative to the cost per minute incurred to transmit calls. Selling, general and administrative expenditures have increased primarily as a result of expenditures related to the support and operation of Ursus' e-commerce site, theStream.com, and to a lesser extent, the integration efforts for acquired businesses and customer bases. Additionally, although the Company's revenues have increased period over period, the increase is primarily the result of the fiscal 2001 acquisitions discussed in Note 11. Excluding the effects of the acquisitions, the Company's revenues have decreased approximately 22%. This is primarily due to the loss of agents and customers and the Company has recently lost additional agents. See "Results of Operations" above for additional information.

     Further, at February 15, 2001, the Company had available cash totaling approximately $1 million. For the nine months ended December 31, 2000, the Company has met it cash requirements by extending vendor terms and reducing
non-essential operating expenses.   The Company has reduced operating and
overhead expenses. These reductions are estimated to generate annual savings of $2-3 million, however, these reductions have been partially offset in the short term by increased costs required to integrate the fiscal 2001
acquisitions discussed above.   The Company believes that these reductions,
along with the cash flow generated form the fiscal 2001 acquisitions, will enable it to return to cash flow breakeven in the near term.

     In addition to the cost reduction initiatives, Ursus is seeking new sources of debt or equity financing to ensure liquidity. It is uncertain, however, whether Ursus will be successful in its attempts to reduce costs or whether new financing will be available on terms acceptable to Ursus. Should the Company not reach agreement as to the terms of debt or equity financing, the Company will need to make further reductions in costs. If such reductions are not sufficient the Company may be forced to seek more aggressive forms of financing or as an alternative, sell certain assets or seek bankruptcy protection.

SEASONALITY

     Ursus has historically experienced, and expects to continue to experience, a decrease in the use of its services in the months of August and December due to the closing of many businesses for holidays in Europe and the United States during those months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Not Applicable

PART II.     OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

Edwin Alley, d/b/a Phone Anywhere
---------------------------------

     Access Authority, Inc., which Ursus acquired on September 17, 1998, is involved as plaintiff and defendant in a legal action, as described below, which is incident to its businessIn February 1998, Access Authority filed an action against Edwin Alley, d/b/a Phone Anywhere ("Alley") in the United States District Court for the Middle District of Florida claiming that Alley, a former sales agent for Access Authority, breached his sales agreement with Access Authority, wrongfully diverted customers and business to Access Authority's competitors, misappropriated Access Authority's trade secrets, breached fiduciary duties and other duties owed to Access Authority and engaged in unfair competition. Access Authority sought compensatory damages, injunctive relief and a declaratory judgment. Alley denied the material allegations in Access Authority's complaint and asserted a counterclaim in which he claimed breach of contract by and unjust enrichment of Access Authority on account of Access Authority's solicitation of customers located by Alley and to which Alley claimed contractual rights.
Subsequent to the filing of the federal court action, Alley commenced a parallel proceeding in the Circuit Court of the Ninth Judicial Circuit, Pinellas County, Florida. In that action Alley asserted essentially the same claims and sought the same relief as in his federal counterclaim. Access Authority, as defendant, counterclaimed in the Pinellas County proceeding, asserting the same claims as in its federal complaint. The Pinellas County proceeding was stayed pending resolution of the federal action. Shortly before trial in the federal action, the District Court determined that it lacked jurisdiction to hear the action and dismissed the federal court proceeding. The stay was thereupon lifted in the Pinellas County proceeding and the parties have advised the court of their intention to file cross-motions for summary judgment against one another. The Company had previously recorded approximately $850,000 as its best estimate of the loss for this
matter.   During December 2000, the Company revised its estimate and accrued an additional $112,000, which reflects the preliminary terms of settlement agreed to in principle by the parties.
Jeffrey Chaskin

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

     Ursus has filed a response to the suit filed by Mr. Chaskin denying the allegations made by Mr. Chaskin and asserting affirmative defenses. Discovery has just commenced on this action, with the first deposition scheduled for mid February. Management is unable to estimate Ursus' potential range of monetary exposure, if any, or to predict the ultimate outcome of the matter.

WorldCom Technologies, Inc ("WorldCom")
---------------------------------------

     In the months of October, November and December of 2000, WorldCom billed Ursus for telecommunications services, which the Ursus believed, were substantially in excess of amounts actually incurred. We notified WorldCom that we were disputing certain billed charges. WorldCom in turn disputed our allegations that the charges were overstated and notified Ursus that it was discontinuing our access to certain of WorldCom's telecommunications lines.

     On December 14, 2000 we filed suit seeking a temporary restraining order against WorldCom, which would prohibit them from disconnecting our circuits. The injunction was granted on December 14, 2000 and subsequently expired on December 18, 2000. Ursus claimed that WorldCom had no right to disconnect circuits, as Ursus was not in default as defined in the network services agreement. WorldCom continued their action by disconnecting various circuits and counter suing for past due amounts under a separate contract for $2.8 million. Subsequently, Ursus filed additional suits claiming, among other things, that WorldCom's billing practices were defective and the bills were overstated.

     Management has recorded costs of telecommunications services on the accompanying statements of operations based on Ursus' internal billing system. WorldCom has claimed additional amounts, which range between $500,000 and $1
million in excess of amounts recorded by Ursus.   We believe that it is too
early in the litigation process to determine the likelihood of an unfavorable outcome. If we cannot prove that the invoices rendered by WorldCom were overstated, the impact would have a material adverse affect on our financial position and results of operations.

Latin American Enterprises
---------------------------

     LAE, which Ursus acquired on June 1, 2000, is a defendant in a legal action brought by WorldCom Technologies, Inc. in the Circuit Court of Dade County, Florida. A non-jury trial has been scheduled to begin in April 2001. Ursus has fully reserved what it believes is its maximum exposure under the suit and; therefore, does not believe that this action will have a material impact on its financial condition.

One World Communications
------------------------

     One World Communications, a customer of Access Authority, Inc., filed suit against the Company alleging that the Company violated the communications act, breached its contract with One World Communications and various other matters relating to the billing practices of the Company. The company intends to vigorously defend these allegations and counter sue for unpaid billings. Management believes that the amount due from One World Communications far exceeds the amount of any claims being made. Management believes that the likelihood of an unfavorable outcome is remote.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits - None

(a)     Reports on Form 8-K

        (i) Current Report on Form 8-K filed on December 5, 2000 announcing the resignation of Johannes Seefried as Chief financial Officer, Secretary and Director.
       (ii) Current Report on Form 8-K filed on December 27, 2000 announcing the resignation of Kenneth L. Garrett as a director.
      (iii) Current Report on Form 8-K filed on January 24, 2000 announcing the resignation of Jeffrey R. Chaskin as a director.

                               SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     URSUS TELECOM CORPORATION


                                  By: /s/ Steven L. Relis
                                     ----------------------------
                                          Steven L. Relis
                                          Chief Accounting Officer
                                          and authorized officer of registrant


Dated:      February 20, 2000